Form 10-Q
period 1996-03-31
U S LONG DISTANCE CORP
filed 1996-05-14
CIK 858764

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)
/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1996

                                                      or
/ /        TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF
           1934

              For the transition period from          to

                         Commission File Number 0-18195

                            ------------------------

                            U.S. LONG DISTANCE CORP.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      74-2522103
       (State or other jurisdiction of                     (IRS Employer ID No.)
       incorporation or organization)

          9311 SAN PEDRO, SUITE 300                                78216
             SAN ANTONIO, TEXAS                                 (Zip code)
  (Address of principal executive offices)

                                 (210) 525-9009
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicated below is the number of shares outstanding of the registrant's only class of common stock at April 30, 1996:

                                      NUMBER OF SHARES
           TITLE OF CLASS                OUTSTANDING
- - ------------------------------------  -----------------
Common Stock, $.01 par value                14,822,575

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                                     INDEX

                                                                                                               PAGE
                                                                                                            -----------

PART I      FINANCIAL INFORMATION
Item 1.     Interim Condensed Consolidated Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets -- September 30, 1995 and March 31, 1996................           3
            Condensed Consolidated Statements of Income -- For the Three and Six-Month Periods Ended March
             31, 1995 and 1996............................................................................           4
            Condensed Consolidated Statements of Cash Flows -- For the Six-Month Periods Ended March 31,
             1995 and 1996................................................................................           5
            Notes to Interim Condensed Consolidated Financial Statements..................................           6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........          10
PART II     OTHER INFORMATION
Item 1.     Legal Proceedings.............................................................................          19
Item 6.     Exhibits and Reports on Form 8-K..............................................................          20
            (a) Exhibits..................................................................................          20
            (b) Current Reports on Form 8-K...............................................................          20
SIGNATURES................................................................................................          21

                         PART 1 - FINANCIAL INFORMATION

          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                     ASSETS

                                                                                        SEPTEMBER 30,  MARCH 31,
                                                                                            1995          1996
                                                                                        -------------  ----------
Current assets:
  Cash and cash equivalents...........................................................   $    22,949   $   26,597
  Accounts receivable, net............................................................        46,752       51,092
  Purchased receivables from billing customers........................................        55,228       62,381
  Prepaids and other..................................................................         4,594        3,686
                                                                                        -------------  ----------
      Total current assets............................................................       129,523      143,756
Property and equipment, net...........................................................        31,923       31,532
Equipment held under capital leases, net..............................................         3,096        2,549
Other assets:
  Excess of cost over net assets acquired, net........................................        14,685       14,393
  Other assets, net...................................................................         7,666        4,789
                                                                                        -------------  ----------
      Total assets....................................................................   $   186,893   $  197,019
                                                                                        -------------  ----------
                                                                                        -------------  ----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
    Trade.............................................................................   $    18,405   $   20,720
    Third party billing customers.....................................................        33,866       31,835
  Accrued liabilities.................................................................        19,046       23,544
  Revolving line of credit for purchased receivables..................................        23,030       23,686
  Current portion of long-term debt...................................................         5,432        5,460
  Current portion of obligations under capital leases.................................           770          861
                                                                                        -------------  ----------
      Total current liabilities.......................................................       100,549      106,106
Other liabilities.....................................................................         3,147        3,003
Long-term debt, less current portion..................................................        13,375       10,036
Obligations under capital leases, less current portion................................         1,691        1,191
                                                                                        -------------  ----------
      Total liabilities...............................................................       118,762      120,336
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized; no shares issued or
 outstanding at September 30 or March 31..............................................             0            0
Common shares, $.01 par value, 50,000,000 shares authorized; 14,281,866 issued and
 14,094,634 outstanding at September 30; 15,012,789 issued and 14,808,688 outstanding
 at March 31..........................................................................           143          150
Additional paid-in capital............................................................        49,304       50,921
Retained earnings.....................................................................        20,473       27,519
Treasury stock........................................................................        (1,789)      (1,907)
                                                                                        -------------  ----------
      Total stockholders' equity......................................................        68,131       76,683
                                                                                        -------------  ----------
      Total liabilities and stockholders' equity......................................   $   186,893   $  197,019
                                                                                        -------------  ----------
                                                                                        -------------  ----------

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                          MARCH 31,             MARCH 31,
                                                                     --------------------  --------------------
                                                                       1995       1996       1995       1996
                                                                     ---------  ---------  ---------  ---------
Operating revenues:
  Direct dial long distance services...............................  $  19,896  $  29,046  $  39,864  $  54,080
  Operator services................................................     13,075     14,609     26,015     29,283
                                                                     ---------  ---------  ---------  ---------
    Total operating revenues.......................................     32,971     43,655     65,879     83,363
Operating expenses:
  Cost of services.................................................     21,619     28,875     42,930     55,260
  Selling, general and administrative..............................      9,624     12,929     19,505     24,311
  Depreciation and amortization....................................      2,428      2,938      4,784      5,709
                                                                     ---------  ---------  ---------  ---------
    Total operating expenses.......................................     33,671     44,742     67,219     85,280
                                                                     ---------  ---------  ---------  ---------
Loss from continuing operations....................................       (700)    (1,087)    (1,340)    (1,917)
Other income (expense):
  Interest income..................................................        153        201        318        423
  Interest expense.................................................       (380)      (315)      (810)      (691)
  Other, net.......................................................        (13)      (100)       (24)      (134)
                                                                     ---------  ---------  ---------  ---------
    Total other income (expense)...................................       (240)      (214)      (516)      (402)
                                                                     ---------  ---------  ---------  ---------
Loss from continuing operations before provision for income
 taxes.............................................................       (940)    (1,301)    (1,856)    (2,319)
Income tax benefit.................................................        277        223        552        396
                                                                     ---------  ---------  ---------  ---------
Net loss from continuing operations................................       (663)    (1,078)    (1,304)    (1,923)
Discontinued operations (Note 7):
  Income from discontinued operations, net of income taxes of
   $1,903, $3,078, $3,690 and $5,497, respectively.................      3,102      5,022      6,013      8,969
                                                                     ---------  ---------  ---------  ---------
Net income.........................................................  $   2,439  $   3,944  $   4,709  $   7,046
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Net income (loss) per common share:
  Continuing operations............................................  $   (0.04) $   (0.07) $   (0.09) $   (0.13)
  Discontinued operations..........................................       0.21       0.33       0.42       0.60
                                                                     ---------  ---------  ---------  ---------
  Net income per common share......................................  $    0.17  $    0.26  $    0.33  $    0.47
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Weighted average common shares outstanding.........................     14,497     15,189     14,352     15,021
Cash dividends declared per common share...........................  $  --      $  --      $  --      $  --

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ---------------------
                                                                                              1995        1996
                                                                                            ---------  ----------
Cash flows from operating activities:
  Net income..............................................................................  $   4,709  $    7,046
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................      5,303       6,650
    Loss on disposition of equipment......................................................        136         206
    Provision for losses on accounts receivable...........................................      3,050       3,664
    Deferred compensation.................................................................        138         252
    Changes in operating assets and liabilities:
      Increase in accounts receivable.....................................................     (2,711)     (8,004)
      Decrease in prepaids and other......................................................        132         908
      Increase (decrease) in accounts payable.............................................     (4,351)      2,315
      Increase in accrued liabilities.....................................................      2,085       4,498
      Decrease in other liabilities.......................................................       (178)       (144)
                                                                                            ---------  ----------
Net cash provided by operating activities.................................................      8,313      17,391
                                                                                            ---------  ----------
Cash flows from investing activities:
  Purchase of property and equipment......................................................     (4,055)     (4,716)
  Purchase of direct dial long distance companies, net of cash acquired...................       (175)          0
  Collections of (payments for) purchased receivables from billing customers, net.........      5,478      (7,153)
  Payments made to third party customers, net.............................................     (8,319)     (2,031)
  Proceeds from sale of assets............................................................        601          43
  Other investing activities..............................................................       (550)      1,806
                                                                                            ---------  ----------
Net cash used investing activities........................................................     (7,020)    (12,051)
                                                                                            ---------  ----------
Cash flows from financing activities:
  Draws on revolving line of credit for purchased receivables, net........................      1,083         656
  Proceeds from issuance of debt..........................................................      2,685           0
  Payments on debt........................................................................     (2,366)     (3,311)
  Payments on capital leases..............................................................       (493)       (409)
  Proceeds from issuance of common stock..................................................      1,028       1,372
  Purchase of treasury stock..............................................................     (1,075)          0
                                                                                            ---------  ----------
Net cash provided by (used in) financing activities.......................................        862      (1,692)
                                                                                            ---------  ----------
Net increase in cash and cash equivalents.................................................      2,155       3,648
Cash and cash equivalents, beginning of period............................................     16,765      22,949
                                                                                            ---------  ----------
Cash and cash equivalents, end of period..................................................  $  18,920  $   26,597
                                                                                            ---------  ----------
                                                                                            ---------  ----------

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
    The interim condensed consolidated financial statements included herein have been prepared by U.S. Long Distance Corp. ("USLD") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim condensed consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Certain current period and prior period amounts have been reclassified for comparative purposes.

NOTE 2. STOCKHOLDERS' EQUITY
    During the six months ended March 31, 1996, employees of the Company exercised stock options to purchase an aggregate of 125,430 common shares at exercise prices ranging from $4.62 to $11.25 per share, resulting in aggregate consideration to the Company of approximately $1,076,000 in cash. Also, during the six-month period ended March 31, 1996, warrants to purchase 469,741 common shares were exercised at an exercise price of $0.01 per share. The Company also issued an aggregate of 20,752 common shares on February 29, 1996 to participants in the U.S. Long Distance Corp. Employee Stock Purchase Plan. In addition, the Company granted 115,000 shares of restricted common stock to certain employees during the six months ended March 31, 1996 under the terms of the Company's 1995 Employee Restricted Stock Plan (see Note 6). Approximately $252,000 of compensation expense relating to issuances of stock options and restricted stock to employees was recognized by the Company during the six months ended March 31, 1996. Deferred compensation costs amounting to $1,562,000 at March 31, 1996 and $154,000 at September 30, 1995 have been netted against additional paid-in capital.

    In November 1995, the escrow agreement pursuant to which 16,869 shares of the Company's common stock were held in escrow relating to the Company's acquisition of the long distance commercial customer base of a company in March 1995 was terminated. The 16,869 shares have been returned to the Company and are being held as treasury shares.

NOTE 3. STATEMENT OF CASH FLOWS
    Cash payments and non-cash activities during the periods indicated were as follows:

                                                                                       SIX MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     --------------------
                                                                                       1995       1996
                                                                                     ---------  ---------
                                                                                        (IN THOUSANDS)
Cash payments for income taxes.....................................................  $   2,432  $   4,535
Cash payments for interest.........................................................      1,514      1,616
Non-cash investing and financing activities:
  Assets acquired in connection with acquisitions..................................        939          0
  Liabilities assumed in connection with acquisitions..............................        351          0
  Common stock issued in connection with acquisitions..............................        896          0
  Capital lease obligations incurred...............................................      1,185          0

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

NOTE 4. REGULATORY MATTERS

MFJ LEGISLATION

    On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 into law. The new law allows the Regional Bell Operating Companies ("RBOC's") to petition their respective "in-region" state regulatory agencies to seek authority from the Federal Communications Commission ("FCC") to allow the applicant RBOC to provide long distance services. To obtain this authority, each state agency is required to certify to the FCC that the applicant RBOC has satisfied a legislative "checklist" that outlines the steps required for an RBOC to open its network to competition on a local basis. These steps include the provision of competitive network interconnection, unbundled access to network elements and other necessary access to poles, ducts, conduits and rights-of-way. Furthermore, applicant RBOCs must provide non-discriminatory access to white pages listings and telephone number assignments. Applicant RBOCs must provide local number portability, toll dialing parity and local service resale. The FCC is required to consult with the Department of Justice ("DOJ") to assist in determining if an applicant RBOC's entry into the long distance business violates any anti-trust standard the DOJ considers appropriate. Ninety days after receiving such an application, the FCC is required to render its decision. RBOCs are required to establish separate subsidiaries through which they could first offer in-region long distance services. RBOCs may provide out-of-region long distance services subject to existing laws and regulations governing long distance telecommunications services.

REGULATORY RATE PROCEEDINGS

    During the course of normal operations, a regulated company may at any time come under specific scrutiny with regard to any of its rates, terms or conditions by which its services are rendered by the state or federal regulatory agency charged with such oversight responsibility, or by an attorney general or other jurisdictional consumer officials. In such cases, a regulated company can be required to, among other things, provide cost justification for the charges it imposes on some or all of its services, or to address perceived consumer inequities. After review of such justification, the regulatory agency generally has the authority to require a carrier to modify the process by which such services are rendered or to effect changes to its applicable rate structure. Consumer officials and attorneys general can pursue civil action if their concerns are not adequately addressed by the carrier. The Company operates in several jurisdictions in which its tariffs or services may, from time to time, fall under such scrutiny at the discretion of the governing regulatory agency or other officials. The Company could therefore be required, as a result of such an investigation and subsequent proceeding, to implement changes in its rate structure, which could ultimately affect its revenues and profitability. The Company cannot predict whether or not any such requirement may be imposed in any particular jurisdiction.

TEXAS PIU ISSUE

    In a Final Order released in Docket 10127 on April 12, 1993 ("Final Order"), the Texas Public Utility Commission ("PUC") adopted new regulations governing the method by which interexchange carriers ("IXCs") such as the Company calculate intrastate access charges paid to local telephone companies. These new rules required an independent auditor's review and approval of an IXC's methodology of determining its own intrastate access usage. The auditors' reports were to be submitted to the local telephone companies for review and implementation beginning on June 15, 1994.

    However, on June 13, 1994, Travis County Judge Hume Cofer found in ALLCOMM LONG DISTANCE, INC. V. PUC AND SOUTHWESTERN BELL, Cause No. 94-06509, that Allcomm was entitled to an injunction against enforcement by the PUC and Southwestern Bell of the Final Order because the PUC improperly delegated regulatory authority outside the PUC. Permanent injunctive relief was granted to Allcomm in this cause on June 17, 1994. The decision was appealed by the PUC and Southwestern Bell.

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

NOTE 4. REGULATORY MATTERS (CONTINUED)
    On June 15, 1994, the Company, along with several other IXCs ("Intervenors"), sought intervention and similar injunctive relief in a new cause filed with Judge Cofer, Cause No. 94-06509-A, AMERICAN TELCO, INC. ET AL.
V. PUC AND SOUTHWESTERN BELL. The Intervenors reached an agreement in accordance with Rule 11, Texas Rules of Civil Procedures, with the PUC and Southwestern Bell which provided, among other things, that in lieu of submitting audit reports to Southwestern Bell, Intervenors would have such reports held under seal by a designated third party until a final, nonappealable judgment is rendered in the Allcomm case. In the interim, Intervenors such as the Company are not prohibited from continuing to establish access charge levels based upon their own respective methodologies.

    On June 22, 1995, the Texas Court of Appeals overturned the lower court's decision in the Allcomm matter, concluding that the trial court erred in finding that the PUC had exceeded its statutory authority. Further, the Texas Court of Appeals rendered judgment that the Final Order is enforceable against Allcomm. On September 25, 1995, Allcomm filed an Application for Writ of Error regarding this matter with the Supreme Court of the State of Texas. The Supreme Court denied Allcom's Application for Writ of Error on December 22, 1995. A timely Motion for Reconsideration was subsequently filed by Allcom thereafter.

    On February 14, 1996, the action of the Texas Court of Appeals was sustained by the Supreme Court despite Allcom's Motion for Reconsideration. It is possible that the Company will be required by further PUC action to adopt modified methodologies that could subsequently obligate the Company to compensate the local telephone companies for any resulting differences in calculating access charges. The Company cannot predict the actions that may be undertaken by the local telephone companies. Based on advice of legal counsel, management believes there will be no retroactive liability to the Company prior to the Allcomm matter becoming a final and non-appealable order. However, management estimates that, under the most extreme application of the independent auditors' proposed methodologies, the difference between applying the alternative methodologies would result in prospective increased intrastate access charge expense not exceeding $2 million annually.

NOTE 5. COMMITMENTS AND CONTINGENCIES
    The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

    See "Item 1. Legal Proceedings" in PART II. of this report for certain other pending matters.

NOTE 6. OTHER MATTERS
    On December 12, 1995, the Board of Directors adopted the U.S. Long Distance Corp. 1995 Employee Restricted Stock Plan (the "Restricted Stock Plan"), which provides for the awarding of restricted stock to officers and certain key employees of the Company. An aggregate of 500,000 shares of common stock are reserved for awards under the Restricted Stock Plan. The number of shares of common stock to be awarded to an employee and other terms of the award are determined by a committee of disinterested persons who will administer the Restricted Stock Plan. The restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered for a period of not less than one year but not greater than two years.

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

NOTE 7. SUBSEQUENT EVENTS
    On May 13, 1996, the Company's Board of Directors adopted a plan to spinoff the Company's commercial billing clearinghouse and information management services business (the "Billing Group Business") as a separate public company (the "Distribution"). To effect the spinoff, the Board has approved the distribution of the outstanding shares of common stock of its newly formed and wholly owned subsidiary that will own and operate the Billing Group Business, Billing Information Concepts Corp. ("Billing"), to its stockholders. The Distribution is expected to be tax-free for federal income tax purposes to the stockholders of USLD, and USLD will not recognize income, gain or loss as a result of the Distribution. The Distribution is subject to satisfaction of certain conditions, including receipt of professional opinions and regulatory review by the Securities and Exchange Commission. If all conditions are satisfied, the spinoff is expected to be completed prior to the end of fiscal year 1996. As a result of the Board's decision, the operating results of Billing are segregated and reported as discontinued operations in the accompanying Condensed Consolidated Statements of Income in accordance with Accounting Principles Board Opinion No. 30. Prior period operating results have been restated to reflect continuing operations. Operating revenues of the discontinued operations were $17,932,000 and $26,947,000 for the three months ended March 31, 1995 and 1996, respectively, and $34,942,000 and $50,301,000 for the six months ended March 31, 1995 and 1996, respectively. Net assets of the discontinued operations at March 31, 1996 consisted primarily of current assets and property and equipment amounting to $122,295,000 and liabilities of $87,839,000.

ITEM 2.

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY AND ITS SUBSIDIARIES THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR ITS SUBSIDIARIES OR COMPANY MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, SEASONALITY, DISTRIBUTION NETWORKS, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONETIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL
RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six-month periods ended March 31, 1996 and 1995. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended March 31.

    On May 13, 1996, the Company's Board of Directors adopted a plan to spinoff the Company's commercial billing clearinghouse and information management services business ("Billing Group Business") as a separate public company (the "Distribution"). To effect the spinoff, the Board has approved the distribution of the outstanding shares of common stock of its newly formed and wholly owned subsidiary that will own and operate the Billing Group Business, Billing Information Concepts Corp. ("Billing"), to its stockholders. The Distribution is expected to be tax-free for federal income tax purposes to the stockholders of USLD, and USLD will not recognize income, gain or loss as a result of the Distribution. The Distribution is subject to satisfaction of certain conditions, including receipt of professional opinions and regulatory review by the Securities and Exchange Commission. If all conditions are satisfied, the spinoff is expected to be completed by the end of fiscal year 1996.

    For purposes of governing certain ongoing relationships between Billing and USLD after the Distribution and to provide for an orderly transition, Billing and USLD will enter into certain agreements. Such agreements include: (i) the Distribution Agreement, providing for, among other things, the Distribution and the division between Billing and USLD of certain assets and liabilities and material indemnification provisions; (ii) the Benefits Plans and Employment Matters Allocation Agreement, providing for certain allocations of responsibilities with respect to benefit plans, employee compensation, and labor and employment matters; (iii) the Tax Sharing Agreement pursuant to which Billing and USLD will agree to allocate tax liabilities that relate to periods prior to and after the Distribution Date; (iv) the Transitional Services and Sublease Agreement pursuant to which USLD will provide certain services on a temporary basis and sublease certain office space to Billing and Billing will provide certain services to USLD on a temporary basis; (v) the Zero Plus-Zero Minus Billing and Information Management Services Agreement pursuant to which Billing will provide billing clearinghouse and information management services to USLD for an initial period of three years; and (vi) the Telecommunications Agreement pursuant to which USLD will provide long distance telecommunications services to Billing for an initial period of three years; and (vii) the Expense Sharing Agreement, whereby USLD and Billing agree to pay certain usage charges and share certain expenses relating to the operation of an airplane. It is the intention of USLD and Billing that the Transitional Service and Sublease Agreement, the Zero Plus-Zero Minus Billing and Information Management Services Agreement, the Telecommunications Agreement, and the Expense Sharing Agreement reflect terms and conditions similar to those that would have been arrived at by independent parties bargaining at arm's length.

    As a result of the Board's decision to spinoff Billing, the accompanying Condensed Consolidated Statements of Income reflect the operating results of Billing as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Prior period operating results have been restated to reflect continuing operations. The operating results of Billing for the three and six-month periods ended March 31, 1995 and 1996 are discussed in a separate section below. A USLD Condensed Consolidated Pro Forma Balance Sheet and USLD Condensed Consolidated Pro Forma Statements of Income are also included and discussed in a separate section below.

OVERVIEW

    Revenues increased 32% in the second quarter of 1996 to $43.7 million from $33.0 million in the second quarter of 1995. Revenues increased 27% in the six-month period ended March 31, 1996, compared to the corresponding period of 1995. The Company's gross profit margin was 33.9% and 33.7% during the quarter and six months ended March 31, 1996, respectively, compared to 34.4% and 34.8% during the same periods of 1995.

    The Company's selling, general and administrative ("SG&A") expenses as a percentage of revenues increased in the quarter ended March 31, 1996 to 29.6% from 29.2% in the prior year comparable quarter. SG&A expenses as a percentage of revenues were 29.2% in the first six months of 1996 compared to 29.6% in the corresponding period of 1995. Depreciation and amortization expenses as a percentage of revenues were 6.7% and 6.8% during the quarter and six months ended March 31, 1996, respectively, compared to 7.4% and 7.3% during the same periods of 1995.

    Loss from continuing operations of $1.1 million was reported for the quarter ended March 31, 1996, compared to $700,000 during the same quarter of the prior year. For the first six months of 1996, loss from continuing operations was $1.9 million compared to $1.3 million during the same period in the prior year. The Company reported net income of $3.9 million, or $0.26 per share, for the second quarter of 1996 compared to $2.4 million, or $0.17 per share, in the comparable prior year quarter. Net income for the six-month period ended March 31, 1996 was $7.0 million, or $0.47 per share, compared to $4.7 million, or $0.33 per share, for the same period in 1995.

RESULTS OF OPERATIONS

    The following table presents certain items in the Condensed Consolidated Statements of Income as a percentage of total revenues for the three and six-month periods ended March 31, 1995 and 1996:

                                                              THREE MONTHS ENDED MARCH   SIX MONTHS ENDED MARCH
                                                                        31,                       31,
                                                              ------------------------  ------------------------
                                                                 1995         1996         1995         1996
                                                              -----------  -----------  -----------  -----------
Operating revenues:
  Direct dial long distance services........................       60.3%        66.5%        60.5%        64.9%
  Operator services.........................................       39.7         33.5         39.5         35.1
                                                                  -----        -----        -----        -----
    Total operating revenues................................      100.0        100.0        100.0        100.0
Operating expenses:
  Cost of services..........................................       65.6         66.1         65.2         66.3
  Selling, general and administrative.......................       29.2         29.6         29.6         29.2
  Depreciation and amortization.............................        7.4          6.7          7.3          6.8
                                                                  -----        -----        -----        -----
    Loss from continuing amortization.......................       (2.1)%       (2.5)%       (2.0)%       (2.3)%
                                                                  -----        -----        -----        -----
                                                                  -----        -----        -----        -----

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO
 THREE MONTHS ENDED MARCH 31, 1995

OPERATING REVENUES

    Revenues in the second quarter of 1996 increased by 32% to $43.7 million from $33.0 million in the second quarter of 1996. Growth in direct dial long distance services and operator services revenues accounted for $9.2 million and $1.5 million, respectively, of the total increase in revenues.

    DIRECT DIAL LONG DISTANCE SERVICES. Direct dial long distance services revenue increased 46% to $29.0 million in the second quarter of 1996 compared to $19.9 million in the second quarter of 1995. The increase in revenue is attributable to growth in the number of customers serviced. The Company believes that there are opportunities for continued expansion, both internally and externally through acquisitions, in both its direct dial long distance and operator services businesses. However, because direct dial long distance services represent the largest market in which the Company is active, management believes that this business presents the Company with its greatest revenue growth opportunity. The Company believes that its base of operator services business affords it the opportunity to expand its direct dial long distance business on a more cost effective basis than many of its direct dial long distance competitors. While the Company continues to consider potential acquisitions, it has no agreements or pending negotiations with respect to any acquisition at the date of this report.

    OPERATOR SERVICES. Operator services revenue was $14.6 million in the second quarter of 1996 compared to $13.1 million in the second quarter of 1995. The increase in revenue was primarily attributable to the increase in the number of calls processed. The Company processed 4.2 million operator services calls in the second quarter of 1996 compared to 3.8 million in the second quarter of 1995. Along with the increased call volumes, revenues also increased due to an improvement in the Company's revenue collection percentage and an increase in fixed charges per call. These fixed charges included operator services charges and automated call processing charges. The Company serviced an average of approximately 67,500 pay telephones and 121,100 hospitality rooms per month for the quarter ended March 31, 1996, compared to an average of approximately 52,400 pay telephones and 129,600 hospitality rooms per month for the quarter ended March 31, 1995. Although the Company has managed to steadily increase operator services revenues, these revenues have been, and will continue to be, affected by several factors, including an increase in the percentage of pay telephones serviced by the Company located in states that impose rate tariff regulations on operator services providers and an increasing awareness on the part of the consumer of the ability to select a carrier of choice by dialing access codes of other carriers ("800 dial-around").

OPERATING EXPENSES

    COST OF SERVICES. The gross profit margin of 33.9% reported for the quarter ended March 31, 1996 decreased from 34.4% achieved in the comparable prior year quarter. This decrease is due to the increase in the Company's lower gross margin direct dial long distance services revenues as a percentage of total revenues. Such revenues accounted for 67% of the Company's total revenues for the second quarter of 1996 compared to 60% for the corresponding quarter of 1995. Despite the overall margin decline caused by revenue mix, the operator service margin remained flat from period to period while the direct dial long distance services margin increased from the prior year. The direct dial long distance services margin has increased as a result of continued improvements in networking efficiencies and reductions in network costs. Although management continues to undertake measures to improve gross profit margins, continued pricing pressures and the impact of regulatory issues could pressure future gross profit margins.

    SELLING,  GENERAL AND ADMINISTRATIVE.  SG&A  expenses for the second quarter of 1996 were $12.9 million, representing 29.6% of revenues, compared to $9.6 million in the second quarter of 1995, or 29.2% of revenues. SG&A expenses as a percentage of revenues increased from the prior year quarter primarily as a result of increased bad debt expense as a percentage of revenue due to the bankruptcy of a significant customer. This increase was slightly offset by reductions in spending due to increased efficiencies.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $2.9 million in the second quarter of 1996, representing 6.7% of revenues, compared with $2.4 million in the corresponding prior year quarter, representing 7.4% of revenues. The decrease in such expense as a percentage of revenues is primarily attributable to the increase in revenues from the prior year quarter.

LOSS FROM CONTINUING OPERATIONS

    Loss from continuing operations in the second quarter of 1996 increased to $1.1 million from $700,000 in the second quarter of 1995. Loss from continuing operations as a percentage of revenue increased to 2.5% in the second quarter of 1996 from 2.1% in the prior year quarter.

OTHER INCOME/EXPENSE

    Net other expense decreased slightly to $214,000 in the second quarter of 1996 from $240,000 in the second quarter of 1995. The decrease was primarily attributable to the Company reducing its level of indebtedness over the past year.

INCOME TAXES

    The Company's effective tax rate is not meaningful due to the presentation of discontinued operations in the accompanying Condensed Consolidated Statements of Income.

NET INCOME

    The Company reported net income of $3.9 million in the second quarter of 1996 compared to net income of $2.4 million in the second quarter of 1995. Net income for the second quarter of 1996 reflected continued growth in revenues.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO
SIX MONTHS ENDED MARCH 31, 1995

OPERATING REVENUES

    Revenues in the six-month period ended March 31, 1996 increased by 27% to $83.4 million from $65.9 million in the same period of 1995. Growth in direct dial long distance services and operator services revenues accounted for $14.2 million and $3.3 million, respectively, of the total increase in revenues.

    DIRECT DIAL LONG DISTANCE SERVICES. Direct dial long distance services revenue increased 36% to $54.1 million in the six-month period ended March 31, 1996 compared to $39.9 million in the same period of 1995. The increase in revenue is attributable to growth in the number of customers serviced.

    OPERATOR SERVICES. Operator services revenue was $29.3 million in the first six months of 1996 compared to $26.0 million in the same period of 1995. The increase in revenue was primarily attributable to the increase in the number of calls processed. The Company processed 8.5 million operator services calls in the first six months of fiscal 1996 compared to 8.1 million in the first six months of fiscal 1995. Along with the increased call volumes, revenues also increased due to an improvement in the Company's revenue collection percentage and an increase in fixed charges per call. These fixed charges included operator services charges and automated call processing charges. The Company serviced an average of approximately 66,800 pay telephones and 126,400 hospitality rooms per month for the six-month period ended March 31, 1996, compared to an average of approximately 52,700 pay telephones and 125,900 hospitality rooms per month for the six-month period ended March 31, 1995. Although the Company has managed to steadily increase operator services revenues, these revenues have been, and will continue to be, affected by several factors, including an increase in the percentage of pay telephones serviced by the Company located in states that impose rate tariff regulations on operator services providers and an increasing awareness on the part of the consumer of the ability to select a carrier of choice by dialing access codes of other carriers ("800 dial-around").

OPERATING EXPENSES

    COST OF SERVICES. The gross profit margin of 33.7% reported for the six-month period ended March 31, 1996 decreased from 34.8% achieved in the comparable prior year period. This decline is due to an increase in the Company's lower margin direct dial long distances services revenue as a percentage of total revenue. Such revenues accounted for 65% of the Company's total revenues for the six-month period ended March 31, 1996 compared to 61% for the six-month period ended March 31, 1995.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses for the six-month period ended March 31, 1996 were $24.3 million, representing 29.2% of revenues, compared to $19.5 million in the same period of 1994, or 29.6% of revenues.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $5.7 million in the six-month period ended March 31, 1996 compared with $4.8 million in the corresponding prior year period. Depreciation and amortization expense as a percentage of revenues decreased to 6.8% in the first six months of 1996 from 7.3% in the same period of 1995. The decrease in such expense as a percentage of revenues is primarily attributable to the increase in revenues from the prior year period.

LOSS FROM CONTINUING OPERATIONS

    Loss from continuing operations in the first six months of 1996 amounted to $1.9 million, compared to a loss of $1.3 million in the same period of 1995. Loss from continuing operations as a percentage of revenues increased to 2.3% during the six-month period ended March 31, 1996 from 2.0% during the prior year comparable period.

OTHER INCOME/EXPENSE

    Net other expense decreased to $402,000 in the six-month period ended March 31, 1996 from $516,000 in the corresponding period of 1995. The decrease was primarily attributable to the Company reducing its level of indebtedness over the past year.

INCOME TAXES

    The Company's effective tax rate is not meaningful due to the presentation of discontinued operations in the accompanying Condensed Consolidated Statements of Income.

NET INCOME

    The Company reported net income of $7.0 million in the first six months of 1996 compared to a $4.7 million in the same period of 1995. Net income for the six-month period ended March 31, 1996 reflected continued growth in revenues.

OPERATING RESULTS OF DISCONTINUED BILLING GROUP BUSINESS

    The following table reflects the operations of Billing for the three and six-month periods ended March 31, 1995 and 1996, which are reflected as discontinued operations on the USLD Condensed Consolidated Statements of Income.

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               MARCH 31,             MARCH 31,
                                                          --------------------  --------------------
                                                            1995       1996       1995       1996
                                                          ---------  ---------  ---------  ---------
Operating revenues......................................  $  17,932  $  26,947  $  34,942  $  50,301
Gross profit............................................      6,695     10,108     12,966     18,156
Selling, general and administrative expenses............      2,200      2,963      4,319      5,356
Operating income........................................      4,873      7,968      9,402     14,230
Net income from discontinued operations.................      3,102      5,022      6,013      8,969

    THREE MONTHS ENDED MARCH 31, 1996. For the three months ended March 31, 1996, revenues increased 50% from the comparable period of the prior year. Gross profit margins increased slightly from 37.3% to 37.5% while SG&A expenses as a percent of revenue decreased from 12.3% to 11.0%. Operating income as a percentage of revenue increased to 29.6% in 1996 from 27.2% during the prior year period. Net income from discontinued operations in 1996 increased 62% from the comparable period in 1995.

    SIX MONTHS ENDED MARCH 31, 1996. For the six months ended March 31, 1996, revenues increased 44% from the comparable period of the prior year. Gross profit margins declined from 37.1% to 36.1% while SG&A expenses as a percent of revenue decreased from 12.4% to 10.6%. Operating income as a percentage of revenue increased to 28.3% in 1996 from 26.9% during the prior year period. Net income from discontinued operations in 1996 increased 49% from the comparable period in 1995.

EFFECTS OF SPINOFF OF BILLING GROUP BUSINESS

    The Condensed Consolidated Statements of Income included in this report reflect the continuing and discontinued operations of USLD for the three and six-month periods ended March 31, 1995 and March 31, 1996. Included below is supplemental pro forma financial information that management believes is important to provide a more complete understanding of the results of USLD on a stand-alone basis. Condensed Consolidated Pro Forma Statements of Income are presented below for each of the last three fiscal years, as well as for the six-month periods ended March 31, 1995 and March 31, 1996. These Condensed
Consolidated Pro Forma Statements of Income are based on the historical statements of the periods presented adjusted to reflect the items discussed in the accompanying notes to the pro forma financial statements. The Condensed Consolidated Pro Forma Statements of Income give effect to the Distribution as if it had occurred on September 30, 1992. A Condensed Consolidated Pro Forma Balance Sheet at March 31, 1996 is also presented which gives effect to the Distribution as if it had occurred on March 31, 1996. The pro forma adjustments reflect the anticipated terms of the Distribution Agreement and the related spinoff agreements, which are expected to have a continuing impact on the Company. Neither the Condensed Consolidated Pro Forma Statements of Income nor the Condensed Consolidated Pro Forma Balance Sheet reflects an estimate of the direct costs incurred in connection with the Distribution. Such costs are estimated to range from approximately $8.5 million to approximately $10.5 million. This estimated range is forward-looking in nature and is subject to certain uncertainties and assumptions, including estimates of costs not yet incurred, that could cause actual costs to vary materially.

    The unaudited consolidated pro forma financial information is presented for informational purposes only and should be read in conjunction with the accompanying notes and with USLD's historical financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein and in USLD's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The pro forma financial statements are forward-looking and should not be considered indicative of the operating results or financial position which USLD will achieve in the future if it were operated on an independent, stand-alone basis because, among other things, these statements are based on historical rather than prospective information and include certain assumptions which are subject to change.

    The unaudited Condensed Consolidated Pro Forma Statements of Income and the Condensed Consolidated Pro Forma Balance Sheet reflect, in management's opinion, all adjustments necessary to fairly state the pro forma results of operations for the periods presented and financial position at March 31, 1996 to make the unaudited pro forma statements not misleading.

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF INCOME

                                  IN THOUSANDS
                                  (UNAUDITED)

                                                                FISCAL YEAR ENDED              SIX MONTHS
                                                                  SEPTEMBER 30,             ENDED MARCH 31,
                                                         -------------------------------  --------------------
                                                           1993       1994       1995       1995       1996
                                                         ---------  ---------  ---------  ---------  ---------
PRO FORMA
Operating revenues:
  Direct dial long distance services (A)...............  $  29,673  $  62,834  $  84,483  $  39,864  $  54,080
  Operator services....................................     50,446     54,707     59,567     26,015     29,283
                                                         ---------  ---------  ---------  ---------  ---------
    Total operating revenues...........................     80,119    117,541    144,050     65,879     83,363
Cost of services.......................................     47,403     72,944     94,038     42,930     55,260
                                                         ---------  ---------  ---------  ---------  ---------
  Gross profit.........................................     32,716     44,597     50,012     22,949     28,103
Selling, general and administrative (B)................     27,804     38,541     42,030     19,505     24,311
Depreciation and amortization..........................      5,060      8,424     10,032      4,784      5,709
                                                         ---------  ---------  ---------  ---------  ---------
  Loss from operations.................................       (148)    (2,368)    (2,050)    (1,340)    (1,917)
Other income (expense), net............................     (1,561)      (866)      (549)      (516)      (402)
                                                         ---------  ---------  ---------  ---------  ---------
Loss before provision for income taxes.................     (1,709)    (3,234)    (2,599)    (1,856)    (2,319)
Provision for income taxes (C).........................          0          0          0          0          0
                                                         ---------  ---------  ---------  ---------  ---------
Net loss before extraordinary items....................     (1,709)    (3,234)    (2,599)    (1,856)    (2,319)
Extraordinary items....................................       (316)         0          0          0          0
                                                         ---------  ---------  ---------  ---------  ---------
Net loss...............................................  ($  2,025) $  (3,234) $  (2,599) $  (1,856) $  (2,319)
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Gross profit margin....................................       40.8%      37.9%      34.7%      34.8%      33.7%
Selling, general and administrative % of revenue.......       34.7%      32.8%      29.2%      29.6%      29.2%
Earnings before interest, taxes, depreciation and
 amortization ("EBITDA") % of revenue..................        6.1%       5.1%       5.5%       5.2%       4.5%

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET

                               AT MARCH 31, 1996
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                                                          PRO FORMA
                                                                             HISTORICAL  ADJUSTMENTS   PRO FORMA
                                                                             ---------  -------------  ---------
ASSETS
Total current assets.......................................................  $  29,474  $  13,561(D)   $  43,035
Net property and equipment.................................................     28,633                    28,633
Other assets, net..........................................................     18,517                    18,517
                                                                             ---------  -------------  ---------
  Total assets.............................................................  $  76,624  $  13,561      $  90,185
                                                                             ---------  -------------  ---------
                                                                             ---------  -------------  ---------
LIABILITIES AND EQUITY
Total current liabilities..................................................  $  21,529                 $  21,529
Long-term obligations......................................................     12,868                    12,868
Stockholders' equity.......................................................     42,227     13,561         55,788
                                                                             ---------  -------------  ---------
  Total liabilities and stockholders' equity...............................  $  76,624  $  13,561      $  90,185
                                                                             ---------  -------------  ---------
                                                                             ---------  -------------  ---------
Working capital............................................................  $   7,945  $  13,561      $  21,506
Current ratio..............................................................     1.37:1                    2.00:1

NOTES TO CONDENSED CONSOLIDATED PRO FORMA FINANCIAL STATEMENTS

(A) -- The long distance and 800 services provided by USLD to Billing have historically been eliminated in consolidation. The pro forma statements of income reflect an adjustment for these long distance and 800 services revenues at an arm's length price consistent with the Telecommunications Agreement that will be established between USLD and Billing.

(B) -- The billing clearinghouse and information management services provided by Billing to USLD have historically been eliminated in consolidation. The pro forma statements of income reflect an adjustment for these billing clearinghouse and information management costs at an arm's length price consistent with the Zero Plus-Zero Minus Billing and Information Management Services Agreement that will be established between Billing and USLD.

(C) -- On the historical Condensed Consolidated Statements of Income, USLD has reported income on a pre-tax basis and, consequently, income tax expense. On a pro forma basis, USLD has incurred losses. However, no tax benefit is reflected on the Condensed Consolidated Pro Forma Statements Of Income.

(D) -- Cash has historically been managed by a centralized cash management department in Billing. Consequently, cash was not allocated among USLD's subsidiaries and was recorded on the balance sheet of Billing. The anticipated terms of the Distribution Agreement call for Billing to transfer to USLD an amount of cash on the Distribution Date that will result in a working capital balance of $21,500,000 on USLD's balance sheet following the transfer. The calculation of the cash amount to be transferred by Billing to USLD will be based on current assets and current liabilities as reported on the USLD balance sheet on the month-end date immediately preceding the Distribution and is subject to change at any time prior to execution of the Distribution Agreement in light of changes in the financial position and results of operations of Billing and USLD. Had the Distribution Date been March 31, 1996, the amount of cash that would have been transferred from Billing to USLD to meet this working capital requirement would have been $13,561,000.

MANAGEMENT'S PLANS FOR THE FUTURE

    USLD management is in the process of developing plans and implementing a number of actions designed to improve its overall profitability. These plans and programs are intended to increase revenues while improving USLD's cost structure. Management continues to evaluate and take actions to improve the profitability of its existing products, to identify new products to better utilize the Company's existing sales distribution channels, and to evaluate programs that are expected to increase revenues through partnerships with independent sales agents. The Company is in the process of implementing, among other things, a more regionalized approach to pricing, which is expected to result in overall higher product margins. To expand its footprint nationally over the next few years, management is also considering and will consider new investments in switching and related networking equipment, as well as acquisitions. The Company has no agreement or pending negotiations with respect to any acquisition at the date of this report. Furthermore, management is considering expanding its product offerings to include the provision of higher margin local access, frame relay, paging and internet services in selected markets. The Company also plans to expand its direct dial long distance services residential customer base in targeted markets through direct marketing efforts, as well as by offering long distance services to employees of commercial customers.

    With regard to improving the Company's cost structure, management is focusing its efforts on maximizing network efficiencies and reducing unit costs. The Company recently joined the Associated Communication Companies of America ("ACCA"). The ACCA, among other things, provides members with opportunities to pool their purchasing power to acquire lower transmission rates from interexchange carriers through volume discounts and to work in partnership with other members to capitalize on resource sharing arrangements such as switch partitioning and network sharing. The benefits from this arrangement are expected to be phased in over the next nine months. Lastly, management is in the process of developing plans to streamline and reorganize certain corporate, administrative and overhead functions and reduce other costs to better align its infrastructure with a smaller operation. Management has initially identified in excess of $2 million of cost reductions and is in the process of identifying additional cost savings. While these actions are expected to result in continued revenue growth and lower costs, there is no assurance that these actions will be implemented or, if implemented, accomplish their stated goals or lead to profitability in the future.

    Statements regarding management's plans for the future are forward-looking statements which by their nature are subject to numerous uncertainties that could cause actual results to vary and to vary materially.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash balance increased to $26.6 million at March 31, 1996 from $22.9 million at September 30, 1995. As an additional source of cash availability, the Company has a $45 million revolving credit receivable financing facility with FINOVA Capital Corporation, the successor to Greyhound Financial Corporation, to draw upon to advance funds to its billing customers prior to collection of the funds by the Company's billing services business from the local telephone companies. The amount borrowed by the Company under this credit facility to fund advances to billing customers was $23.7 million at March 31, 1996. The credit facility also allows the Company to borrow against its own operator services and direct dial long distance services accounts receivable. At March 31, 1996, the Company had approximately $21.3 million available for borrowing and no amounts borrowed against its own eligible receivables under this credit facility. Working capital was $37.7 million at March 31, 1996, compared to $29.0 million at September 30, 1995. The Company's current ratio was 1.4:1 and 1.3:1 at March 31, 1996 and September 30, 1995, respectively. Additionally, the Company's cash flow provided by operations was $17.4 million for the six-month period ended March 31, 1996, compared to $8.3 million for the same period of the prior year.

    Capital expenditures amounted to approximately $4.7 million during the first six months of 1996. These expenditures were primarily related to the purchase of telecommunications equipment and computer equipment and software. During the remaining six months of 1996, the Company anticipates investing between $5 to $10 million of additional funds to service the Company's projected growth. Approximately $4 million to $6 million of these capital expenditures are expected to be purchases of telecommunications equipment, approximately $1 million to $3 million are expected to be purchases of computer hardware and software to develop systems to support the anticipated continued growth of the Company's business and the remainder is expected to be for purchases of office furniture and equipment and payments for leasehold improvements. The Company anticipates financing these capital expenditures primarily through term notes or capital leases with various lending institutions.

    The Company's operations and expansion into new geographic markets will continue to require substantial capital investment for the development and procurement of transmission facilities and telecommunications and office equipment. In addition, any acquisitions that the Company may consummate may require substantial capital investment. The Company believes that it has the ability to continue to secure long-term equipment financing and that this ability, combined with cash flow generated from operations and available borrowing capacity under its existing credit facilities, will be sufficient to fund capital expenditures, working capital needs and debt repayment requirements for the foreseeable future.

    The Company continually evaluates business opportunities, including potential acquisitions. While the Company has, from time to time, had discussions with certain companies, it has no agreements or pending negotiations with respect to any acquisition at the date of this report.

    On December 12, 1995, the Board of Directors adopted the U.S. Long Distance Corp. 1995 Employee Restricted Stock Plan (the "Restricted Stock Plan") which provides for the awarding of restricted stock to officers and certain key employees of the Company. An aggregate of 500,000 shares of common stock are reserved for awards under the Restricted Stock Plan. The number of shares of common stock to be awarded to an employee and other terms of the award are determined by a committee of disinterested persons who will administer the Restricted Stock Plan. The restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered for a period of not less than one year but not greater than two years. During the six months ended March 31, 1996, 115,000 shares of the Company's common stock were awarded pursuant to the Restricted Stock Plan.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
    In December 1993, the Securities and Exchange Commission (the "SEC"), Division of Enforcement, instituted an informal inquiry relating to certain of the Company's accounting practices, including revenue recognition and accounting related to the Company's accounts receivable, purchased receivables and other assets, and related disclosures. When the Company's Board of Directors learned of the SEC's informal inquiry, Arthur Andersen LLP, the Company's independent public accountants, was engaged to conduct a special review of the Company's accounting policies and procedures. This review was managed by a senior partner of Arthur Andersen LLP who was not then involved in the annual audit process. This special review provided strong additional assurance that the financial statements of the Company were fairly stated and in conformity with generally accepted accounting principles. Representatives of the Company and Arthur Andersen LLP have met with the Enforcement Division of the SEC to discuss the issues raised by the inquiry. On May 5, 1994, the Company was informed that the SEC had instituted a formal order of private investigation pursuant to Section 21(a) of the Securities Exchange Act of 1934, as amended (IN THE MATTER OF U.S. LONG DISTANCE (HO-2852)), relating to, among other things, the Company's financial condition, results of operations, assets and liabilities, revenues and revenue recognition and agreements and transactions. Prior to August 1994, the Commission issued subpoenas requesting documentation in a number of areas from the Company, from Arthur Andersen LLP, the Company's independent auditors, and from certain third parties, including former employees of the Company. The Company has and will continue to cooperate fully with the SEC. Although the Company cannot predict when the SEC's private investigation will be concluded, based upon its review of facts and circumstances, management does not believe that the SEC's review of this matter will result in any adjustment to the Company's previously reported financial statements.

    The SEC's Division of Enforcement instituted a formal order of private investigation pursuant to Section 21(a) of the Securities Exchange Act of 1934, as amended (IN THE MATTER OF TRADING IN THE SECURITIES OF VALUE-ADDED COMMUNICATIONS, INC. (HO-2765)) on August 25, 1993. The investigation relates to the trading in the securities of both the Company and Value-Added Communications, Inc. ("VAC"), an operator services provider based in Dallas, Texas. A proposed merger between the Company and VAC was terminated in February 1993. Specifically, the SEC has alleged, among other things, that certain individuals may have employed devices, schemes or artifices to defraud others in connection with the purchase or sale of the securities of either the Company, VAC or both. The SEC may impose a variety of civil, criminal and administrative remedies and/or sanctions against any individual or entity found to have violated the federal securities laws. The Company is not aware of any facts or circumstances that would indicate that the Company or any of its management violated the federal securities laws by trading on material, nonpublic information.

    Section 16(b) of the Exchange Act generally provides that any profit realized by directors, officers and beneficial owners of more than 10% of the Company's Common Stock derived from a purchase or sale, or a sale and purchase, of the Common Stock (or certain securities related to the Common Stock) within any floating six-month period ("short-swing profits") must be paid to the Company. The rule, therefore, automatically imposes a debt in favor of the Company on any director, officer or 10% stockholder for any short-swing profits. In August and September 1995, a Special Committee of the Board of Directors, assisted by an outside counsel and an outside accounting firm, conducted an investigation of short-swing profits attributable to Parris H. Holmes, Jr. In September 1995, this investigation was concluded with a payment of $293,637 by Mr. Holmes to the Company on account of short-swing profits arising out of transactions in the Company's securities during the period 1990 through 1992 by certain entities related to Mr. Holmes and members of his family and reported on Forms 4 filed with the SEC. This payment, when added to payments previously made by Mr. Holmes during the second and third quarters of the fiscal year ended September 30, 1995, resulted in aggregate payments of $485,349 in fiscal 1995 by Mr. Holmes to the Company on account of short-swing profits. On October 23, 1995, Richard Morales, a stockholder of the Company, commenced an action on the Company's behalf against Mr. Holmes in the Federal District Court for the Southern District of New York alleging that Mr. Holmes was liable for interest on the short-swing profits paid to the Company. The plaintiff, Mr. Holmes and the Company agreed to settle this action for payment by Mr. Holmes to the Company of an additional $169,118 and on April 15, 1996, the action was dismissed with prejudice.

    The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

        A list of all exhibits filed or included as part of this Quarterly Report on Form 10-Q is as follows:

 EXHIBITS      BY REFERENCE                              DESCRIPTION                              PAGE
- - -----------  -----------------  -------------------------------------------------------------     -----
      11.1   Filed herewith     Computation of Earnings Per Share                                      22
      27.1   Filed herewith     Financial Data Schedule                                                23

(b) Current Reports on Form 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 U.S. LONG DISTANCE CORP.
                                                       (Registrant)

Date:  May 14, 1996                                      By:         /s/  MICHAEL E. HIGGINS
                                                    ----------------------------------------
                                                            Michael E. Higgins
                                                           SENIOR VICE PRESIDENT
                                                          CHIEF FINANCIAL OFFICER

Date:  May 14, 1996                                      By:          /s/  PHILLIP J. STORIN
                                                    ----------------------------------------
                                                             Phillip J. Storin
                                                   VICE PRESIDENT, CORPORATE CONTROLLER