Form 10-Q
period 1996-06-30
U S LONG DISTANCE CORP
filed 1996-08-13
CIK 858764

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

                                      or

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                   to

                       Commission File Number 0-18195

                                   -----------

                            U.S. LONG DISTANCE CORP.

            (Exact name of registrant as specified in its charter)


             DELAWARE                                74-2522103
(State or other jurisdiction of                (IRS Employer ID No.)
 incorporation or organization)


       9311 SAN PEDRO, SUITE 100                      78216
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

     Indicated below is the number of shares outstanding of the registrant's only class of common stock at July 31, 1996:

       TITLE OF CLASS                         NUMBER OF SHARES
       --------------                           OUTSTANDING
                                                -----------
Common Stock, $.01 par value                     15,032,001


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                    U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited) Condensed Consolidated Balance Sheets - September 30, 1995
        and June 30, 1996..................................................... 3
        Condensed Consolidated Statements of Income - For the Three and
        Nine-Month Periods Ended June 30, 1995 and 1996....................... 4
        Condensed Consolidated Statements of Cash Flows - For the Nine-Month
        Periods Ended June 30, 1995 and 1996.................................. 5
        Notes to Interim Condensed Consolidated Financial Statements.......... 6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................10
PART II OTHER INFORMATION
Item 1. Legal Proceedings.....................................................22
Item 6. Exhibits and Reports on Form 8-K......................................24
         (a) Exhibits.........................................................24
         (b) Current Reports on Form 8-K......................................24
SIGNATURES....................................................................25

                     PART 1 - FINANCIAL INFORMATION
       ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                U.S. LONG DISTANCE CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                         (THOUSANDS OF DOLLARS)
                               (UNAUDITED)

                                 ASSETS

                                                        SEPTEMBER 30,  JUNE 30,
                                                            1995         1996
                                                        -------------  --------
Current assets:
     Cash and cash equivalents...........................$  22,949   $  23,918
     Accounts receivable, net............................   46,752      54,881
     Purchased receivables from billing customers........   55,228      66,692
     Prepaids and other..................................    4,594       4,026
                                                         ---------   ---------
        Total current assets.............................  129,523     149,517
Property and equipment, net..............................   31,923      36,777
Equipment held under capital leases, net.................    3,096       1,788
Other assets:
     Excess of cost over net assets acquired, net........   14,685      14,246
     Other assets, net...................................    7,666       4,299
                                                         ---------   ---------
            Total assets................................. $186,893    $206,627
                                                         ---------   ---------
                                                         ---------   ---------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
        Trade............................................ $ 18,405    $ 22,432
        Third party billing customers....................   33,866      25,361
     Accrued liabilities  ...............................   19,046      32,667
     Revolving line of credit for purchased receivables..   23,030      29,016
     Current portion of long-term debt...................    5,432       5,459
     Current portion of obligations under capital leases       770         789
                                                         ---------   ---------
            Total current liabilities....................  100,549     115,724
Other liabilities........................................    3,147       1,449
Long-term debt, less current portion.....................   13,375       8,662
Obligations under capital leases, less current portion...    1,691       1,004
                                                         ---------   ---------
            Total liabilities............................  118,762     126,839
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred shares, $.01 par value, 10,000,000 shares
authorized; no shares issued or outstanding at September 30
or June 30...............................................        0           0
Common shares, $.01 par value, 50,000,000 shares
authorized; 14,281,866 issued and 14,094,634 outstanding
at September 30; 15,134,523 issued and 14,930,422
outstanding at June 30...................................      143         151
Additional paid-in capital ..............................   49,304      53,724
Retained earnings........................................   20,473      27,820
Treasury stock...........................................   (1,789)     (1,907)
                                                         ---------   ---------
            Total stockholders' equity...................   68,131      79,788
                                                         ---------   ---------
            Total liabilities and stockholders' equity... $186,893    $206,627
                                                         ---------   ---------
                                                         ---------   ---------

 The accompanying notes are an integral part of  these condensed consolidated financial statements.

                    U.S. LONG DISTANCE CORP. and SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                             THREE MONTHS ENDED  NINE MONTHS ENDED
                                                  JUNE 30,            JUNE 30,
                                             ------------------  -----------------
                                                1995     1996      1995     1996
                                               ------   ------    ------   ------
Operating revenues:
  Direct dial long distance services.......... $21,210  $31,306  $61,074  $85,386
  Operator services...........................  15,441   15,378   41,456   44,661
                                               -------  -------  -------  -------
    Total operating revenues..................  36,651   46,684  102,530  130,047
Operating expenses:
  Cost of services............................  24,708   30,499   67,638   85,760
  Selling, general and administrative.........  10,264   13,139   29,770   37,451
  Direct spinoff costs........................       0    6,628        0    6,628
  Depreciation and amortization...............   2,653    2,702    7,437    8,411
                                               -------  -------  -------  -------
    Total operating expenses.................   37,625   52,968  104,845  138,250
Loss from continuing operations..............     (974)  (6,284)  (2,315)  (8,203)
Other income (expense):
  Interest income.............................     164      228      482      651
  Interest expense............................    (441)    (361)  (1,251)  (1,053)
  Other, net..................................      17      (26)      (6)    (160)
                                               -------  -------  -------  -------
    Total other income (expense)..............    (260)    (159)    (775)    (562)
Loss from continuing operations before
  provision for income taxes..................  (1,234)  (6,443)  (3,090)  (8,765)
Income tax benefit............................     367    2,427      919    2,823
                                               -------  -------  -------  -------
Net loss from continuing operations...........    (867)  (4,016)  (2,171)  (5,942)
Discontinued operations (Note 7):
  Income from discontinued operations, net
   of income taxes of $2,405, $2,645, $6,095
   and $8,142, respectively...................   3,921    4,317    9,934   13,286
                                               -------  -------  -------  -------
Net income.................................... $ 3,054  $   301  $ 7,763  $ 7,344
                                               -------  -------  -------  -------
                                               -------  -------  -------  -------
Net income (loss) per common share:
  Continuing operations....................... $ (0.06) $ (0.25) $ (0.15) $ (0.39)
  Discontinued operations.....................    0.27     0.27     0.69     0.87
                                               -------  -------  -------  -------
  Net income per common share................. $  0.21  $  0.02  $  0.54  $  0.48
                                               -------  -------  -------  -------
                                               -------  -------  -------  -------
Weighted average common shares outstanding....  14,759   15,715   14,488   15,252
Cash dividends declared per common share...... $   --   $   --   $   --   $   --


The accompanying notes are an integral part of  these condensed consolidated financial statements.

                    U.S. LONG DISTANCE CORP. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                              NINE MONTHS ENDED
                                                                  JUNE 30,
                                                              ------------------
                                                                1995     1996
                                                               ------   ------
Cash flows from operating activities:
 Net income................................................... $ 7,763  $ 7,344
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...............................   8,339    9,919
  Loss on disposition of equipment............................     133      208
  Provision for losses on accounts receivable.................   4,561    5,352
  Deferred compensation.......................................     207      486
  Changes in operating assets and liabilities:
     Increase in accounts receivable.......................... (10,156) (13,480)
     Decrease (increase) in prepaids and other................  (1,090)     568
     Increase (decrease) in accounts payable..................    (395)   4,027
     Increase in accrued liabilities..........................   6,390   13,621
     Decrease in other liabilities............................    (539)  (1,698)
                                                               -------  -------
Net cash provided by operating activities.....................  15,213   26,347
                                                               -------  -------
Cash flows from investing activities:
 Purchase of property and equipment...........................  (7,856) (11,890)
 Purchase of direct dial long distance companies, net of cash
  acquired....................................................    (175)       0
 Payments for purchased receivables from billing customers,
  net.........................................................  (3,458) (11,464)
 Payments made to (received from) third party customers, net..   2,817   (8,505)
 Proceeds from sale of assets.................................     601       46
Other investing activities....................................    (455)   1,857
                                                               -------  -------
Net cash used in investing activities.........................  (8,526) (29,956)
                                                               -------  -------
Cash flows from financing activities:
 Draws (payments) on revolving line of credit for purchased
  receivables, net............................................    (746)   5,986
 Proceeds from issuance of debt...............................   4,415        0
 Payments on debt.............................................  (3,881)  (4,686)
 Payments on capital leases...................................  (1,008)    (668)
 Proceeds from issuance of common stock.......................   2,445    3,946
 Purchase of treasury stock...................................  (1,075)       0
                                                               -------  -------
Net cash provided by financing activities.....................     150    4,578
                                                               -------  -------
Net increase in cash and cash equivalents.....................   6,837      969
Cash and cash equivalents, beginning of period................  16,765   22,949
                                                               -------  -------
Cash and cash equivalents, end of period...................... $23,602  $23,918
                                                               -------  -------
                                                               -------  -------

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

NOTE 2. STOCKHOLDERS' EQUITY

     During the nine months ended June 30, 1996, employees of the Company exercised stock options to purchase an aggregate of 232,822 common shares at exercise prices ranging from $4.62 to $11.88 per share, resulting in aggregate consideration to the Company of approximately $2,179,000 in cash. Also, during the nine-month period ended June 30, 1996, warrants to purchase 469,741 common shares were exercised at an exercise price of $0.01 per share. The Company also issued an aggregate of 35,094 common shares during the nine months ended June 30, 1996 to participants in the U.S. Long Distance Corp. Employee Stock Purchase Plan. In addition, the Company granted 115,000 shares of restricted common stock to certain employees during the nine months ended June 30, 1996 under the terms of the Company's 1995 Employee Restricted Stock Plan (see Note 6). Approximately $486,000 of compensation expense relating to issuances of stock options and restricted stock to employees was recognized by the Company during the nine months ended June 30, 1996. Deferred compensation costs amounting to $1,328,000 at June 30, 1996 and $154,000 at September 30, 1995 have been netted against additional paid-in capital.

     In November 1995, the escrow agreement relating to the Company's acquisition of the long distance commercial customer base of a company in March 1995 and pursuant to which 16,869 shares of the Company's common stock were held in escrow was terminated. The 16,869 shares were returned to the Company and are being held as treasury shares.

NOTE 3. STATEMENT OF CASH FLOWS

     Cash payments and non-cash activities during the periods indicated were as follows:

                                                            NINE MONTHS ENDED
                                                                 JUNE 30,
                                                            -----------------
                                                              1995     1996
                                                             ------   ------
                                                              (IN THOUSANDS)
     Cash payments for income taxes..........................$4,434   $7,173
     Cash payments for interest.............................. 2,397    2,246
     Non-cash investing and financing activities:
       Assets acquired in connection with acquisitions.......   939        0
       Liabilities assumed in connection with acquisitions...   351        0
       Common stock issued in connection with acquisitions...   896        0
       Capital lease obligations incurred.................... 1,185        0
       Tax benefit recognized in connection with stock
         options exercised...................................   637    1,132

                    U.S. LONG DISTANCE CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

REGULATORY RATE PROCEEDINGS

     During the course of normal operations, a regulated company may at any time come under specific scrutiny with regard to any of its rates, terms or conditions by which its services are rendered by the state or federal regulatory agency charged with such oversight responsibility, or by an attorney general or other jurisdictional public officials. In such cases, a regulated company can be required to, among other things, provide cost justification for the charges it imposes on some or all of its services, or to address perceived consumer inequities. After review of such justification, the regulatory agency generally has the authority to require a carrier to modify the process by which such services are rendered or to effect changes to its applicable rate structure. Consumer officials and attorneys general can pursue civil action if their concerns are not adequately addressed by the carrier. The Company operates in several jurisdictions in which its tariffs or services may, from time to time, fall under such scrutiny at the discretion of the governing regulatory agency or other officials. The Company could therefore be required, as a result of such an investigation and subsequent proceeding, to implement changes in its rate structure or operating procedures, which could ultimately affect its revenues and profitability. The Company cannot predict whether or not any such requirement may be imposed in any particular jurisdiction.

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

                    U.S. LONG DISTANCE CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     On February 14, 1996, the action of the Texas Court of Appeals was sustained by the Supreme Court despite Allcom's Motion for Reconsideration. On March 1, 1996, the aforementioned report filed under seal pursuant to the Rule 11 agreement was turned over to Southwestern Bell and other LEC representatives. The Company has subsequently engaged a Certified Public Accounting firm to perform a new audit, per agreement with Southwestern Bell, which is intended to provide more accurate and up-to-date information. Depending, in part, upon the outcome of the new audit and the acceptance thereof by Southwestern Bell and other Local Exchange Carriers, it is possible that the Company will be required by further PUC action to adopt modified methodologies that could subsequently obligate the Company to compensate the local telephone companies for any resulting differences in calculating access charges. The Company cannot predict the actions that may be undertaken by the local telephone companies. Based on advice of legal counsel, management believes there will be no retroactive liability to the Company prior to the Allcomm matter becoming a final and non-appealable order. However, management estimates that, under the most extreme application of the independent auditors' proposed methodologies, the difference between applying the alternative methodologies would result in prospective increased intrastate access charge expense not exceeding $2 million annually.

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

                    U.S. LONG DISTANCE CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. OTHER MATTERS

     On December 12, 1995, the Board of Directors adopted the U.S. Long Distance Corp. 1995 Employee Restricted Stock Plan (the "Restricted Stock Plan"), which provides for the awarding of restricted stock to officers and certain key employees of the Company. An aggregate of 500,000 shares of common stock are reserved for awards under the Restricted Stock Plan. The number of shares of common stock to be awarded to an employee and other terms of the award are determined by a committee of disinterested persons who will administer the Restricted Stock Plan. The Restricted Stock Plan provides for certain restrictions upon the sale of the stock. Subsequently, the Restricted Stock Plan was amended to allow for immediate vesting at the descretion of the committee.

NOTE 7. SPINOFF OF BILLING

     On July 10, 1996, the Company's Board of Directors approved the spinoff the Company's commercial billing clearinghouse and information management services business (the "Billing Group Business") as a separate public company (the "Distribution"). To effect the spinoff, the Board approved the distribution of the outstanding shares of common stock of its recently formed and wholly owned subsidiary that will own and operate the Billing Group Business, Billing Information Concepts Corp. ("Billing"), to its stockholders. The Distribution is expected to be tax-free for federal income tax purposes to the stockholders of USLD, and USLD will not recognize income, gain or loss as a result of the Distribution. The Distribution was completed on August 2, 1996. The operating results of Billing are segregated and reported as discontinued operations in the accompanying Condensed Consolidated Statements of Income in accordance with Accounting Principles Board Opinion No. 30. Prior period operating results have been restated to reflect continuing operations. Operating revenues of the discontinued operations were $21.4 million and $25.7 million for the three months ended June 30, 1995 and 1996, respectively, and $56.3 million and $76.0 million for the nine months ended June 30, 1995 and 1996, respectively. Net assets of the discontinued operations at June 30, 1996 consisted primarily of current assets and property and equipment amounting to $126.0 million and liabilities of $93.6 million.

     Subject to the terms of the Distribution Agreement, USLD and Billing each remain liable as a guarantor and continue to pledge security with respect to certain indebtedness that cannot be economically separated under existing debt arrangements. As compensation for such commitments, each has agreed to pay the other a credit support fee equal to 1% per annum of the average monthly balance of indebtedness guaranteed by one on behalf of the other for as long as such guarantees continue after the Distribution date.
As of the Distribution date, August 2, 1996, USLD is liable as a guarantor on approximately $20.4 million of Billing's outstanding debt.

NOTE 8. TAXES

     The Distribution triggered the recognition of certain income or tax items to the Company. The Company will pay income and withholding taxes to Revenue Canada of approximately $2.3 million and the provincial government of British Columbia of approximately $1.1 million. These amounts have been recognized as direct spinoff costs as of June 30, 1996 and will be paid in November 1996.

ITEM 2.

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY AND ITS SUBSIDIARIES THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR ITS SUBSIDIARIES OR COMPANY MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, SEASONALITY, DISTRIBUTION NETWORKS, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine-month periods ended June 30, 1995 and 1996. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended June 30.

     On July 10, 1996, the Company's Board of Directors approved a plan to spinoff the Company's commercial billing clearinghouse and information management services business ("Billing Group Business") as a separate public company (the "Distribution"). To effect the spinoff, the Board approved the distribution of the outstanding shares of common stock of its recently formed and wholly owned subsidiary that will own and operate the Billing Group Business, Billing Information Concepts Corp. ("Billing"), to its stockholders. The Distribution is expected to be tax-free for federal income tax purposes to the stockholders of USLD, and USLD will not recognize income, gain or loss as a result of the Distribution. The Distribution was completed on August 2, 1996.

     For purposes of governing certain ongoing relationships between Billing and USLD after the Distribution and to provide for an orderly transition, Billing and USLD have entered into certain agreements. Such agreements include: (i) the Distribution Agreement, providing for, among other things, the Distribution and the division between Billing and USLD of certain assets and liabilities and material indemnification provisions; (ii) the Benefits Plans and Employment Matters Allocation Agreement, providing for certain allocations of responsibilities with respect to benefit plans, employee compensation, and labor and employment matters; (iii) the Tax Sharing Agreement pursuant to which Billing and USLD will agree to allocate tax liabilities that relate to periods prior to and after the Distribution Date;
(iv) the Transitional Services and Sublease Agreement pursuant to which USLD will provide certain services on a temporary basis and sublease certain office space to Billing and Billing will provide certain services to USLD on a temporary basis; (v) the Zero Plus-Zero Minus Billing and Information Management Services Agreement and the One Plus Billing and Information Management Services Agreement pursuant to which Billing will provide billing clearinghouse and information management services to USLD for an initial period of three years; and (vi) the Telecommunications Agreement pursuant to which USLD will provide long distance telecommunications services to Billing for an initial period of three years; and (vii) the Leasing Agreement, whereby USLD and Billing agree to pay certain usage charges. It is the intention of USLD and Billing that the Transitional Service and Sublease Agreement, the Zero Plus-Zero Minus Billing and Information Management Services Agreement, the One Plus Billing And Information Management Services Agreement, the Telecommunications Agreement, and the Leasing Agreement reflect terms and conditions similar to those that would have been arrived at by independent parties bargaining at arm's length; however, there can be no assurances that such agreements are on terms at least as favorable as could have been obtained from unaffiliated third parties.

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

OVERVIEW

     Revenues increased 27% in the third quarter of 1996 to $46.7 million from $36.7 million in the third quarter of 1995. Revenues increased 27% in the nine-month period ended June 30, 1996, compared to the corresponding period of 1995. The Company's gross profit margin was 34.7% and 34.1% during the quarter and nine months ended June 30, 1996, respectively, compared to 32.6% and 34.0% during the same periods of 1995.

     The Company's selling, general and administrative ("SG&A") expenses as a percentage of revenues in the quarter ended June 30, 1996 remained relatively flat with the comparable quarter of the prior year at 28.1%. SG&A expenses as a percentage of revenues were 28.8% in the first nine months of 1996 compared to 29.0% in the corresponding period of 1995. During the quarter ended June 30, 1996, the Company incurred $6.6 million in direct spinoff costs associated with the spinoff of Billing. Depreciation and amortization expenses as a percentage of revenues were 5.8% and 6.5% during the quarter and nine months ended June 30, 1996, respectively, compared to 7.2% and 7.3% during the same periods of 1995.

     Loss from continuing operations of $6.3 million was reported for the quarter ended June 30, 1996, compared to a loss of $974,000 during the same quarter of the prior year. For the first nine months of 1996, loss from continuing operations was $8.2 million compared to a loss of $2.3 million during the same period in the prior year. The Company reported net income of $301,000, or $0.02 per share, for the third quarter of 1996 compared to $3.1 million, or $0.21 per share, in the comparable prior year quarter. Net income for the nine-month period ended June 30, 1996 was $7.3 million, or $0.48 per share, compared to $7.8 million, or $0.54 per share, for the same period in 1995.

RESULTS OF OPERATIONS

     The following table presents certain items in the Condensed Consolidated Statements of Income as a percentage of total revenues for the three and nine-month periods ended June 30, 1995 and 1996:

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                           ------------------  -----------------
                                             1995      1996     1995      1996
                                            ------    ------    ------   ------
Operating revenues:
     Direct dial long distance services..... 57.9%     67.1%    59.6%    65.7%
     Operator services...................... 42.1      32.9     40.4     34.3
                                            -----     -----    -----    -----
        Total operating revenues............100.0     100.0    100.0    100.0
Operating expenses:
     Cost of services....................... 67.4      65.3     66.0     65.9
     Selling, general and administrative.... 28.0      28.1     29.0     28.8
     Direct spinoff costs...................  0.0      14.2      0.0      5.1
     Depreciation and amortization..........  7.2       5.8      7.3      6.5
                                            -----     -----    -----    -----
        Loss from continuing operations..... (2.7)%   (13.5)%   (2.3)%   (6.3)%
                                            -----     -----    -----    -----
                                            -----     -----    -----    -----

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
 THREE MONTHS ENDED JUNE 30, 1995

OPERATING REVENUES

     Revenues in the third quarter of 1996 increased by 27% to $46.7 million from $36.7 million in the third quarter of 1996. Growth in direct dial long distance services accounted for the increase in revenues.

 DIRECT DIAL LONG DISTANCE SERVICES.   Direct dial long distance services
revenue increased 48% to $31.3 million in the third quarter of 1996 compared to $21.2 million in the third quarter of 1995. The increase in revenue is attributable to growth in the number of customers serviced. The Company believes that there are opportunities for continued expansion, both internally and externally through acquisitions, in its direct dial long distance business. Direct dial long distance services represents the largest market in which the Company is active, therefore management believes that this business presents the Company with its greatest revenue growth opportunity. The Company believes that its base of operator services business affords it the opportunity to expand its direct dial long distance business on a more cost effective basis than many of its direct dial long distance competitors. While the Company continues to consider potential acquisitions, it has no agreements or pending negotiations with respect to any acquisition at the date of this report.

 OPERATOR SERVICES.   Operator services revenue was $15.4 million in the
third quarter of both 1996 and 1995. The Company processed 4.5 million operator services calls in the third quarter of 1996 compared to 4.3 million in the third quarter of 1995. The Company serviced an average of approximately 66,400 pay telephones and 127,400 hospitality rooms per month for the quarter ended June 30, 1996, compared to an average of approximately 54,800 pay telephones and 134,300 hospitality rooms per month for the quarter ended June 30, 1995. Although the volume of operator services calls has increased, the related revenues have been, and will continue to be, affected by several factors, including an increase in the percentage of telephones serviced by the Company located in states that impose rate tariff regulations on operator services providers and an increasing awareness on the part of the consumer of the ability to select a carrier of choice by dialing access codes of other carriers ("800 dial-around"). Additionally, changes in Federal or State regulations could negatively impact revenues of the Company (See Note
4 to the Interim Condensed Consolidated Financial Statements).

 COST OF SERVICES.   The gross profit margin of 34.7% reported for the
quarter ended June 30, 1996 increased from 32.6% achieved in the comparable prior year quarter. This increase is due to improved direct dial long distance services gross margins. The direct dial long distance services margin has increased primarily as a result of continued improvements in networking efficiencies and reductions in transmission costs. This increase was offset by an increase in the direct dial long distance services revenues as a percentage of total revenue. Such revenues have a lower gross margin than the operator services revenue and accounted for 67% of the Company's total revenues for the third quarter of 1996 compared to 58% for the corresponding quarter of 1995. Although management continues to undertake measures to improve gross profit margins, continued pricing pressures and the impact of regulatory issues could pressure future gross profit margins.

 SELLING, GENERAL AND ADMINISTRATIVE.   SG&A expenses for the third quarter
of 1996 were $13.1 million, representing 28.1% of revenues, compared to $10.3 million in the third quarter of 1995, or 28.0% of revenues. SG&A expenses for the third quarter of 1996 included $413,000 of spinoff-related expenses associated with the termination of one of the Company's fiscal 1996 employee compensation plans that, otherwise, would have been recognized in the fourth quarter. Had this expense not been incurred, SG&A expense as a percentage of revenue would have decreased to 27.3%. This decrease was caused by reductions in spending due to increased efficiencies.

 DIRECT SPINOFF COSTS.   Direct spinoff costs represent only direct costs
incurred in connection with the spinoff of Billing. The $6.6 million represents certain professional and filing fees, payments relating to employment contracts and accruals for foreign taxes payable. The Company anticipates an estimated $2.3 million of additional spinoff charges in the fourth quarter of fiscal 1996.

 DEPRECIATION AND AMORTIZATION.   Depreciation and amortization expense was
$2.7 million in the third quarter of 1996, unchanged from the corresponding prior year quarter. As a percent of revenues, depreciation and amortization expenses declined to 5.8% in the third quarter of 1996 from 7.2% in the prior year period. This decrease is primarily attributable to the increase in revenues from the prior year quarter.

LOSS FROM CONTINUING OPERATIONS

     Loss from continuing operations in the third quarter of 1996 increased to $6.3 million from $974,000 in the third quarter of 1995. Exclusive of the direct spinoff costs and spinoff-related costs, the Company would have reported income from continuing operations of $757,000, or 1.6% of revenue, during the third quarter of 1996.

OTHER INCOME/EXPENSE

     Net other expense decreased slightly to $159,000 in the third quarter of 1996 from $260,000 in the third quarter of 1995. The decrease was primarily attributable to the Company reducing its level of indebtedness over the past year.

INCOME TAXES

     The Company's effective tax rate is not meaningful due to the presentation of discontinued operations in the accompanying Condensed Consolidated Statements of Income.

NET INCOME

     The Company reported net income of $301,000 in the third quarter of 1996 compared to net income of $3.1 million in the third quarter of 1995. Excluding the direct spinoff costs and spinoff-related costs, net income in the third quarter of 1996 would have been $4.6 million. Net income for the third quarter of 1996, after adjusting for the direct spinoff costs, reflected the continued growth in revenues.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO
NINE MONTHS ENDED JUNE 30, 1995

OPERATING REVENUES

     Revenues in the nine-month period ended June 30, 1996 increased by 27% to $130.0 million from $102.5 million in the same period of 1995. Growth in direct dial long distance services and operator services revenues accounted for $24.3 million and $3.2 million, respectively, of the total increase in revenues.

 DIRECT DIAL LONG DISTANCE SERVICES.   Direct dial long distance services
revenue increased 40% to $85.4 million in the nine-month period ended June 30, 1996 from $61.1 million in the same period of 1995. The increase in revenue is attributable to growth in the number of customers serviced.

 OPERATOR SERVICES.   Operator services revenue was $44.7 million in the
first nine months of 1996 compared to $41.5 million in the same period of 1995. The increase in revenue was primarily attributable to the increase in the number of calls processed. The Company processed 13.0 million operator services calls in the first nine months of fiscal 1996 compared to 12.4 million in the first nine months of fiscal 1995. The Company serviced an average of approximately 66,500 pay telephones and 127,200 hospitality rooms per month for the nine-month period ended June 30, 1996, compared to an average of approximately 53,700 pay telephones and 128,400 hospitality rooms per month for the nine-month period ended June 30, 1995. Although the volume of operator services calls has increased, the related revenues have been, and will continue to be, affected by several factors, including an increase in the percentage of telephones serviced by the Company located in states that impose rate tariff regulations on operator services providers and an increasing awareness on the part of the consumer of the ability to select a carrier of choice by dialing access codes of other carriers ("800
dial-around").   Additionally, changes in Federal or State regulations could negatively impact revenues of the Company (See Note 4 to the Interim Condensed Consolidated Financial Statements).

 COST OF SERVICES.   The gross profit margin reported for the nine-month
period ended June 30 remained relatively flat compared to the prior year comparable period at 34.1%. The Company's direct dial long distance services gross margins showed improvement; however, the improvement was offset by an increase in the direct dial long distance services revenues as a percentage of total revenue. Such revenues have a lower gross margin than the operator services revenue and accounted for 66% of the Company's total revenues for the nine months of 1996 compared to 60% for the corresponding nine months of 1995. The direct dial long distance services margin has increased primarily as a result of continued improvements in networking efficiencies and reductions in transmission costs.

 SELLING, GENERAL AND ADMINISTRATIVE.   SG&A expenses for the nine-month
period ended June 30, 1996 were $37.5 million, representing 28.8% of revenues, compared to $29.8 million in the same period of 1995, or 29.0% of revenues. SG&A expenses for the nine-month period ended June 30, 1996 included $413,000 of spinoff-related expenses associated with the termination of one of the Company's fiscal 1996 employee compensation plans, that, otherwise, would have been recognized in the fourth quarter. Had this expense not been incurred, SG&A expense as a percentage of revenue would have decreased to 28.5%. This decrease was caused by reductions in spending due to increased efficiencies.

 DIRECT SPINOFF COSTS.   Direct spinoff costs represent only direct costs
incurred in connection with the spinoff of Billing Information Concepts Corp. The $6.6 million represents certain professional and filing fees, payments relating to employment contracts and accruals for foreign taxes payable. The Company anticipates an estimated $2.3 million of additional spinoff charges in the fourth quarter of fiscal 1996.

 DEPRECIATION AND AMORTIZATION.   Depreciation and amortization expense was
$8.4 million in the nine-month period ended June 30, 1996 compared with $7.4 million in the corresponding prior year period. Depreciation and amortization expense as a percentage of revenues decreased to 6.5% in the first nine months of 1996 from 7.3% in the same period of 1995. The decrease in such expense as a percentage of revenues is primarily attributable to the increase in revenues from the prior year period.

LOSS FROM CONTINUING OPERATIONS

     Loss from continuing operations in the first nine months of 1996 amounted to $8.2 million, compared to a loss of $2.3 million in the same period of 1995. Excluding direct spinoff costs and spinoff-related costs, the Company would have reported loss from continuing operations of $1.2 million, during the nine-month period ended June 30, 1996.

OTHER INCOME/EXPENSE

     Net other expense decreased to $562,000 in the nine-month period ended June 30, 1996 from $775,000 in the corresponding period of 1995. The decrease was primarily attributable to the Company reducing its level of indebtedness over the past year.

INCOME TAXES

     The Company's effective tax rate is not meaningful due to the presentation of discontinued operations in the accompanying Condensed Consolidated Statements of Income.

NET INCOME

     The Company reported net income of $7.3 million in the first nine months of 1996 compared to a $7.8 million in the same period of 1995. Without the direct spinoff costs and spinoff related expenses, the Company would have reported net income of $11.6 million during the first nine months of 1996. Net income for the nine-month period ended June 30, 1996 reflected continued growth in revenues.

EFFECTS OF SPINOFF OF BILLING GROUP BUSINESS

     The Condensed Consolidated Statements of Income included in this report reflect the continuing and discontinued operations of USLD for the three and nine-month periods ended June 30, 1995 and 1996. Included below is supplemental pro forma financial information that management believes is important to provide an understanding of the results of USLD on a stand-alone basis. Condensed Consolidated Pro Forma Statements of Income are presented below for each of the last three fiscal years, the nine month periods ended June 30, 1995 and 1996, as well as for each quarter of 1995 and 1996. These Condensed Consolidated Pro Forma Statements of Income are based on the historical statements of the periods presented adjusted to reflect the items discussed in the accompanying notes to the pro forma financial statements. The Condensed Consolidated Pro Forma Statements of Income give effect to the Distribution as if it had occurred on September 30, 1992. A Condensed Consolidated Pro Forma Balance Sheet at June 30, 1996 is also presented which gives effect to the Distribution as if it had occurred on June 30, 1996. The pro forma adjustments reflect the terms of the Distribution Agreement and the related spinoff agreements, which are expected to have a continuing impact on the Company. The Condensed Consolidated Pro Forma Statements of Income for the three months ended June 30, 1996 reflects $6.6 million of direct spinoff costs and $413,000 of additional spinoff-related expenses included in SG&A. The Condensed Consolidated Pro Forma Balance Sheet at June 30, 1996 reflects the payment or accrual of such costs. Management estimates that an additional $2.3 million of direct spinoff cost will be incurred in the three-month period that ends on September 30, 1996. This estimated range is forward-looking in nature and is subject to certain uncertainties and assumptions, including estimates of costs not yet incurred, that could cause actual costs to vary materially.

     The unaudited consolidated pro forma financial information is presented for informational purposes only and should be read in conjunction with the accompanying notes and with USLD's historical financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein and in USLD's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The pro forma financial statements should not be considered indicative of the operating results or financial position which USLD will achieve in the future if it were operated on an independent, stand-alone basis because, among other things, these statements are based on historical rather than prospective information and include certain assumptions which are subject to change.

     The unaudited Condensed Consolidated Pro Forma Statements of Income and the Condensed Consolidated Pro Forma Balance Sheet of USLD reflect, in management's opinion, all adjustments necessary to fairly state the pro forma results of operations for the periods presented and financial position at June 30, 1996 to make the unaudited pro forma statements not misleading.

                   U.S. LONG DISTANCE CORP. and SUBSIDIARIES
            CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF INCOME

                              Thousands of Dollars
                                   (Unaudited)




                                                                      Fiscal Year Ended          Nine Months
                                                                        September 30,           Ended June 30,
                                                                 --------------------------    -----------------
                                                                  1993      1994      1995      1995      1996
                                                                 -------   -------   -------   -------   -------
PRO FORMA
Operating revenues:
  Direct dial long distance services (A)........................ $29,673   $62,834   $84,483   $61,074   $85,386
  Operator services ............................................  50,446    54,707    59,567    41,456    44,661
                                                                 -------   -------   -------   -------   -------
    Total operating revenues ...................................  80,119   117,541   144,050   102,530   130,047
Cost of services ...............................................  47,403    72,944    94,038    67,638    85,760
                                                                 -------   -------   -------   -------   -------
  Gross profit .................................................  32,716    44,597    50,012    34,892    44,287
Selling, general and administrative (B) ........................  27,804    38,541    41,580    29,770    37,451
Direct spinoff costs ...........................................       0         0         0         0     6,628
Depreciation and amortization ..................................   5,060     8,424    10,032     7,437     8,411
                                                                 -------   -------   -------   -------   -------
  Loss from operations .........................................    (148)   (2,368)   (1,600)   (2,315)   (8,203)
Other income (expense), net ....................................  (1,561)     (866)     (999)     (775)     (562)
                                                                 -------   -------   -------   -------   -------
Loss before provision for income taxes .........................  (1,709)   (3,234)   (2,599)   (3,090)   (8,765)
Provision for income taxes (C) .................................       0         0         0         0         0
Net loss before extraordinary items ............................  (1,709)   (3,234)   (2,599)   (3,090)   (8,765)
Extraordinary items ............................................    (316)        0         0         0         0
                                                                 -------   -------   -------   -------   -------
Net loss ....................................................... $(2,025)  $(3,234)  $(2,599)  $(3,090)  $(8,765)
                                                                 -------   -------   -------   -------   -------
                                                                 -------   -------   -------   -------   -------

Gross profit margin ............................................    40.8%     37.9%     34.7%     34.0%     34.1%
Selling, general and administrative % of revenue ...............    34.7%     32.8%     29.2%     29.0%     28.8%
Earnings before interest, taxes, depreciation and amortization
  ("EBITDA") % of revenue (D) ..................................     6.1%      5.1%      5.5%      0.2 %     5.0%

                 U.S. LONG DISTANCE CORP. and SUBSIDIARIES
            CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF INCOME

                             Thousands of Dollars
                                 (Unaudited)




                                                                             Three Months Ended
                                                                  ---------------------------------------
                                                                  Dec. 31,  Mar. 31,  June 30,  Sept. 30,
                                                                    1994     1995      1995       1995
                                                                  --------  -------   -------    -------
PRO FORMA
Operating revenues:
  Direct dial long distance services (A)........................  $19,968   $19,896   $21,210    $23,225
  Operator services ............................................   12,940    13,075    15,441     18,110
                                                                  --------  -------   -------    -------
    Total operating revenues ...................................   32,908    32,971    36,651     41,520
Cost of services ...............................................   21,311    21,619    24,708     26,339
                                                                  --------  -------   -------    -------
  Gross profit .................................................   11,597    11,352    11,943     15,121
Selling, general and administrative (B) ........................    9,882     9,624    10,264     11,811
Direct spinoff costs ...........................................        0         0         0          0
Depreciation and amortization ..................................    2,356     2,428     2,653      2,596
                                                                  --------  -------   -------    -------
  Loss from operations .........................................     (641)     (700)     (975)       714
Other income (expense), net ....................................     (275)     (240)     (260)      (224)
                                                                  --------  -------   -------    -------
Loss before provision for income taxes .........................     (915)     (940)   (1,235)       491
Provision for income taxes (C) .................................        0         0         0          0
                                                                  --------  -------   -------    -------
Net loss .......................................................  $  (915)  $  (940)  $(1,235)   $   491
                                                                  --------  -------   -------    -------
                                                                  --------  -------   -------    -------


Gross profit margin ............................................     35.2%     34.4%     32.6%      36.4%
Selling, general and administrative % of revenue ...............     30.0%     29.2%     28.0%      28.4%
Earnings before interest, taxes, depreciation and amortization
("EBITDA") % of revenue (D) ....................................      5.2%      5.2%      4.6%       7.8%

                U.S. LONG DISTANCE CORP. and SUBSIDIARIES
              CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF INCOME

                              Thousands of Dollars
                                   (Unaudited)


                                                                      Three Months Ended
                                                                  ----------------------------
                                                                  Dec. 31,  Mar. 31,  June 30,
                                                                    1995     1996      1996
                                                                  --------  -------   -------
PRO FORMA
Operating revenues:
  Direct dial long distance services (A)........................  $25,034   $29,046   $31,306
  Operator services ............................................   14,674    14,609    15,378
                                                                  --------  -------   -------
    Total operating revenues ...................................   39,708    43,655    46,684
Cost of services ...............................................   26,385    28,875    30,499
                                                                  --------  -------   -------
  Gross profit .................................................   13,323    14,780    16,185
Selling, general and administrative (B) ........................   11,382    12,929    13,139
Direct spinoff costs ...........................................        0         0     6,628
Depreciation and amortization ..................................    2,771     2,938     2,702
                                                                  --------  -------   -------
  Loss from operations .........................................     (830)   (1,087)   (6,284)
Other income (expense), net ....................................     (188)     (214)     (159)
                                                                  --------  -------   -------
Loss before provision for income taxes .........................   (1,018)   (1,301)   (6,443)
Provision for income taxes (C) .................................        0         0         0
                                                                  --------  -------   -------
Net loss .......................................................  $(1,018)  $(1,301)  $(6,443)
                                                                  --------  -------   -------
                                                                  --------  -------   -------


Gross profit margin ............................................     33.6%     33.9%     34.7%
Selling, general and administrative % of revenue ...............     28.7%     29.6%     28.1%
Earnings before interest, taxes, depreciation and amortization
  ("EBITDA") % of revenue (D) ..................................      4.9%      4.2%     (7.7)%

                U.S. LONG DISTANCE CORP. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET

                                AT JUNE 30, 1996
                                  IN THOUSANDS
                                   (UNAUDITED)


                                                                PRO FORMA
                                                  HISTORICAL   ADJUSTMENTS   PRO FORMA
                                                  ----------   -----------   ---------
ASSETS
Total current assets...........................    $35,607      $11,713(E)    $47,320
Net property and equipment.....................     29,064                     29,064
Other assets, net..............................     18,510                     18,510
                                                   -------      -------       -------
  Total assets.................................    $83,181      $11,713       $94,894
                                                   -------      -------       -------
                                                   -------      -------       -------

LIABILITIES AND EQUITY
Total current liabilities......................    $25,820                    $25,820
Long-term obligations..........................      9,931                      9,931
Stockholders' equity...........................     47,430       11,713        59,143
                                                   -------      -------       -------
  Total liabilities and stockholders' equity...    $83,181      $11,713       $94,894
                                                   -------      -------       -------
                                                   -------      -------       -------

Working capital................................    $ 9,787      $11,713       $21,500
Current ratio..................................     1.38:1                     1.83:1

NOTES TO CONDENSED CONSOLIDATED PRO FORMA FINANCIAL STATEMENTS

(A) The long distance and 800 services provided by USLD to Billing have historically been eliminated in consolidation. The pro forma statements of income reflect an adjustment for these long distance and 800 services revenues at an arm's length price consistent with the Telecommunications Agreement that has been executed between USLD and Billing.

(B) The billing clearinghouse and information management services provided by Billing to USLD have historically been eliminated in consolidation. The pro forma statements of income reflect an adjustment for these billing clearinghouse and information management costs at an arm's length price consistent with the Zero Plus-Zero Minus Billing and Information Management Services Agreement and the One Plus Billing and Information Management Services Agreement that has been established between Billing and USLD.

(C) On the historical Condensed Consolidated Statements of Income, USLD has reported income on a pre-tax basis and, consequently, income tax expense. On a pro forma basis, USLD has incurred losses. However, no tax benefit is reflected on the Condensed Consolidated Pro Forma Statements Of Income.

(D) EBITDA is a profitability/cash flow measurement that is commonly used in the telecommunications industry.

(E) Cash has historically been managed by a centralized cash management department in Billing. Consequently, cash was not allocated among USLD's subsidiaries and was recorded on the balance sheet of Billing. The terms of the Distribution Agreement call for Billing to transfer to USLD an amount of cash on the Distribution Date that will result in a working capital balance of $21,500,000 on USLD's Pro Forma balance sheet following the transfer. The calculation of the cash amount to be transferred by Billing to USLD was based on current assets and current liabilities as reported on the USLD Pro Forma balance sheet on June 30, 1996. Cash in the amount of $11,713,000 was transferred by Billing to USLD on August 2, 1996 to satisfy this working capital requirement. An additional amount will be transferred in August 1996 to cover approximately $2.3 million in additional estimated direct spinoff costs.

MANAGEMENT'S PLANS FOR THE FUTURE

     USLD management is in the process of developing plans and implementing a number of actions designed to improve its overall profitability. These plans and programs are intended to increase revenues while improving USLD's cost structure. Management continues to evaluate and take actions to improve the profitability of its existing products, to identify new products to better utilize the Company's existing sales distribution channels, and to evaluate programs that are expected to increase revenues through partnerships with independent sales agents. The Company is in the process of implementing, among other things, a more regionalized approach to pricing, which is expected to result in overall higher product margins. To expand its footprint nationally over the next few years, management is also considering and will consider new investments in switching and related networking equipment, as well as acquisitions. The Company has no agreement or pending negotiations with respect to any acquisition at the date of this report. Furthermore, management is considering expanding its product offerings to include the provision of higher margin local access and internet services, as well as frame relay and paging services in selected markets. The Company also plans to expand its direct dial long distance services residential customer base in targeted markets through direct marketing efforts, as well as by offering long distance services to employees of commercial customers.

     With regard to improving the Company's cost structure, management is focusing its efforts on maximizing network efficiencies and reducing unit costs. In November, the Company joined the Associated Communication Companies of America ("ACCA") which, among other things, provides members with opportunities to pool their purchasing power to acquire lower transmission rates from interexchange carriers through volume discounts and to work in partnership with other members to capitalize on resource sharing arrangements such as switch partitioning and network sharing. The Company has already, from this agreement, realized certain benefits during the quarter ended June 30, 1996, and expects continued benefits as the arrangement continues to be phased in. Lastly, management is in the process of developing plans to streamline and reorganize certain corporate, administrative and overhead functions and reduce other costs to better align its infrastructure with a smaller operation. Management has identified in excess of $3 million of cost reductions and is in the process of implementing such cost reduction programs, as well as continuing to identify additional cost savings. In addition, the Company anticipates incurring $2.5 million to $3.5 million in restructuring charges in the fourth quarter of fiscal 1996. While these actions are expected to result in continued revenue growth and lower costs, there is no assurance that these actions will be implemented or, if implemented, accomplish their stated goals or lead to profitability in the future.

     Statements regarding management's plans for the future are forward-looking statements which by their nature are subject to numerous uncertainties that could cause actual results to vary and to vary materially.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance increased to $23.9 million at June 30, 1996 from $22.9 million at September 30, 1995. At June 30, 1996, the Company had a $45 million revolving credit receivable financing facility with FINOVA Capital Corporation, the successor to Greyhound Financial Corporation, to draw upon to advance funds to its billing customers prior to collection of the funds by the Company's billing services business from the local telephone companies. The amount borrowed by the Company under this credit facility to fund advances to billing customers was $29.0 million at June 30, 1996. Subsequent to the Distribution date, the $45 million revolving credit facility is available only to Billing. However, as a customer of Billing the Company has the ability to borrow against its own operator services and direct dial long distance services accounts receivable. At June 30, 1996, the Company estimates it had approximately $11.0 million available for borrowing and no amounts borrowed against its own eligible receivables under Billing's credit facility. Subject to the terms of the Distribution Agreement, USLD and Billing each remain liable as a guarantor and continue to pledge security with respect to certain indebtedness that cannot be economically separated under existing debt arrangements. As compensation for such commitments, each has agreed to pay each other a credit support fee equal to 1% per annum of the average monthly balance of indebtedness guaranteed by one on behalf of the other for as long as such guarantees continue after the Distribution date. Working capital was $33.8 million at June 30, 1996, compared to $29.0 million at September 30, 1995. The Company's current ratio was 1.3:1 at both June 30, 1996 and September 30, 1995. Additionally, the Company's cash flow provided by operations was $29.8 million for the nine-month period ended June 30, 1996, compared to $15.2 million for the same period of the prior year.

     Capital expenditures amounted to approximately $11.5 million during the first nine months of 1996. These expenditures were primarily related to the purchase of telecommunications equipment and computer equipment and software. During the remaining three months of 1996, the Company anticipates investing between $2 to $3 million of additional funds to service the Company's projected growth. These capital expenditures are expected to be purchases of telecommunications equipment and computer hardware and software. The Company anticipates financing these capital expenditures primarily through term notes or capital leases with various lending institutions.

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

     The Company continually evaluates business opportunities, including potential acquisitions. The primary focus of the Company's acquisition activities is to make additional acquisitions that will grow the Company's direct dial long distance business. One or more of such acquisitions could result in a substantial change in the Company's operations and financial condition. The success of the Company's acquisition activities will depend, among other things, on the availability of acquisition candidates, the ability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. As consideration for any acquisitions, the Company may issue common stock, preferred stock, convertible debt or other securities, in addition to or in lieu of the payment of cash, that could result in dilution of the percentage ownership of public stockholders. While the Company has, from time to time, had discussions with certain companies, it has no agreements or pending negotiations with respect to any acquisition at the date of this report.

     On December 12, 1995, the Board of Directors adopted the U.S. Long Distance Corp. 1995 Employee Restricted Stock Plan (the "Restricted Stock Plan") which provides for the awarding of restricted stock to officers and certain key employees of the Company. An aggregate of 500,000 shares of common stock are reserved for awards under the Restricted Stock Plan. The number of shares of common stock to be awarded to an employee and other terms of the award are determined by a committee of disinterested persons who will administer the Restricted Stock Plan. The Restricted Stock Plan provides for certain restrictions upon the sale of the stock. Subsequently, the Restricted Stock Plan was amended to allow for immediate vesting at the descretion of the committee. During the nine months ended June 30, 1996, 115,000 shares of the Company's common stock were awarded pursuant to the Restricted Stock Plan.

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

     The Staff of the Commission is conducting an investigation relating to trading in the securities of Value-Added Communications, Inc. ("VAC"), an operator services provider based in Dallas, Texas, and of USLD (IN THE MATTER OF TRADING IN THE SECURITIES OF VALUE-ADDED COMMUNICATIONS, INC. (HO-2765)). A proposed merger between USLD and VAC was terminated in February 1993. The investigation concerns whether certain persons may have purchased securities while in possession of material non-public information or disclosed this information to others. The Commission Staff is also investigating Mr. Holmes' noncompliance with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, in periods prior to 1994 with respect to transactions in the securities of USLD. Section 16(a) requires officers and directors of public companies to file reports with the Commission regarding their personal transactions in their company's securities. Mr. Holmes and others have appeared before the Commission Staff and provided testimony with regard to these matters. The Company understands that the Commission may seek to impose civil judicial or administrative remedies and/or sanctions against some of the persons who have given testimony, including Mr. Holmes. The Company believes, based on information now available, that if such remedies or sanctions were sought they would have a material adverse effect on the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          A list of all exhibits filed or included as part of this Quarterly Report on Form 10-Q is as follows:

EXHIBITS                   DESCRIPTION                                     PAGE
- --------                   -----------                                     ----
10.1 Distribution Agreement dated as of July 10, 1996 between the Company and Billing (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K dated July 25, 1996)

10.2 Benefit Plans and Employment Matters Allocation Agreement dated as of July 10, 1996 between the Company
           (incorporated by reference from Exhibit 10.2 to the Company's current report on Form 8-K dated July 25, 1996)

10.3 Tax Sharing Agreement dated as of July 10, 1996 between the Company and Billing (incorporated by reference from Exhibit 10.3 to the Company's current report on Form 8-K dated July 25, 1996)

10.4 Transitional Services and Sublease Agreement dated as of July 10, 1996 between the Company and Billing
           (incorporated by reference from Exhibit 10.4 to the Company's current report on Form 8-K dated July 25, 1996)

10.5 Zero Plus-Zero Minus Billing and Information Management Services Agreement dated as of July 10, 1996 between the Company and Billing (incorporated by reference from Exhibit 10.5 to the Company's current report on Form 8-K dated July 25, 1996)

10.6 Telecommunications Agreement dated as of July 10, 1996 between the Company and Billing (incorporated by reference from Exhibit 10.6 to the Company's current report on Form 8-K dated July 25, 1996)

11.1       U.S. Long Distance Corp. and Subsidiaries Computation            26
           of Earnings per share (filed herewith)

27.1       Financial Data Schedule (filed herewith)                         27


           (b) Current Reports on Form 8-K:

           Current Report on Form 8-K, dated July 25, 1996, relating to the declaration of a special dividend for the Distribution of Billing Information Concepts Corp. and consummating of the Distribution.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     U.S. LONG DISTANCE CORP.
                                     (Registrant)

Date: August 13, 1996                By:      /s/ Phillip J. Storin
                                         --------------------------------
                                                 Phillip J. Storin
                                               SENIOR VICE PRESIDENT
                                              CHIEF FINANCIAL OFFICER
                                               (Duly authorized and
                                           principal financial officer)