Form 10-K405
period 1996-09-30
U S LONG DISTANCE CORP
filed 1996-12-20
CIK 858764

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   _________

                                   FORM 10-K

    /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended September 30, 1996
                                      OR
    / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from             to

                       Commission File Number:  0-18195

                           U.S. LONG DISTANCE CORP.
            (Exact Name of Registrant as Specified in its Charter)

                         DELAWARE                            74-2522103
                 (State of Incorporation)                 (I.R.S. Employer
                                                         Identification No.)

        9311 SAN PEDRO, SUITE 100, SAN ANTONIO, TEXAS           78216
           (Address of Principal Executive Office)           (Zip Code)

                                (210) 525-9009
             (Registrant's Telephone Number, Including Area Code)

       Securities Registered Pursuant to Section 12(b) of the Act:  NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                      COMMON STOCK, PAR VALUE $0.01 PER SHARE
                               (Title of Class)
                                  ___________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant at December 13, 1996 was $129,312,069. There were 15,076,381 shares of the Registrant's Common Stock outstanding at December 13, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement to be filed in connection with the 1997 Annual Meeting of Stockholders to be held on February 25, 1997, are incorporated by reference in Part III hereof.

===============================================================================

                           U.S. LONG DISTANCE CORP.

                          ANNUAL REPORT ON FORM 10-K
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

 ITEM                                                                    PAGE
NUMBER                                                                  NUMBER
------                                                                  ------
   -     Index........................................................     2

                                   PART I
   1.    Business.....................................................     3
   2.    Properties...................................................    10
   3.    Legal Proceedings............................................    10
   4.    Submission of Matters to a Vote of Security Holders..........    10

                                  PART II
   5.    Market for the Company's Common Equity and Related
          Stockholder Matters.........................................    11
   6.    Selected Financial Data......................................    12
   7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................    13
   8.    Financial Statements and Supplementary Data..................    21
   9.    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    39

                                  PART III
  10.    Directors and Executive Officers of the Company..............    40
  11.    Executive Compensation.......................................    40
  12.    Security Ownership of Certain Beneficial Owners and
          Management..................................................    40
  13.    Certain Relationships and Related Transactions...............    40

                                  PART IV
  14.    Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K....................................................    41

         Signatures...................................................    47

                                    PART I

ITEM 1.  BUSINESS

OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVES RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF U.S. LONG DISTANCE CORP. AND ITS SUBSIDIARIES (COLLECTIVELY, THE "COMPANY") MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED WITH THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -FORWARD-LOOKING STATEMENTS-CAUTIONARY LANGUAGE."

     The Company is a fully-integrated long distance communications company. From fiscal 1991 through fiscal 1996, the Company's revenues increased at a compounded annual rate of 60%, totaling $180.3 million for fiscal 1996. The Company offers an integrated group of communication services including direct dial long distance, prepaid calling cards, travel cards, data transmission and calling center services.

     The long distance telephone industry has changed significantly since the mandated divestiture by American Telephone and Telegraph Co. ("AT&T") of its 22 local telephone companies in 1984. Regulations mandating equal access to the existing telecommunications network led to the creation of hundreds of new long distance companies. Competition now pervades across all categories of long distance telephone services, including both domestic and international direct dial long distance telephone services, operator assisted and calling card services, and 800/888 specialized in-bound long distance telephone services. While AT&T and, to a lesser extent, MCI Telecommunications Corporation ("MCI") and Sprint Corporation ("Sprint"), together dominate the estimated $78 billion long distance telecommunications industry, management believes that a growing share of the market is serviced by smaller long distance companies such as the Company. Industry sources estimate that approximately 80% of the long distance market is shared among AT&T, MCI and Sprint.

     The Telecommunications Act of 1996, which was signed into law on February 8, 1996, is the first major overhaul of the telecommunications law since the divestiture of AT&T. This act allows telecommunications providers such as the Company to provide local telephone services. The local telephone service industry is estimated to be a $95 billion industry and is dominated by the Regional Bell Operating Companies (RBOCs). The Company is actively pursuing its entrance into the local service industry. The Company is currently certified to offer local service in three states and has certification pending in four other states. The Company has signed an interconnection agreement with Southwestern Bell enabling the Company to provide local telephone service to business and residential customers in Southwestern Bell's five-state service area. Additionally, the Telecommunications Act of 1996 allows the RBOCs to compete in the long distance industry. However, the applicant RBOC must first satisfy a legislative "checklist" that outlines the steps required for an RBOC to open its network to competition on a local basis.

     On July 10, 1996, the Company's Board of Directors approved a plan to spin-off the Company's commercial billing clearinghouse and information management services business ("Billing Group Business") as a separate public company (the "Distribution"). To effect the spin-off, the Board approved the distribution of the outstanding shares of common stock of its wholly owned subsidiary that owned and operated the Billing Group Business, Billing Information Concepts Corp. ("Billing"), to its stockholders. The Distribution was tax-free for federal income tax purposes to the stockholders of the Company, and the Company will not recognize income, gain or loss as a result of the Distribution, except for direct spin-off costs. The Distribution was completed on August 2, 1996.

DIRECT DIAL LONG DISTANCE SERVICES

     The Company is a full-service long distance carrier currently providing direct dial long distance services to small and medium-sized commercial customers and, to a lesser extent, residential customer accounts. The Company was authorized to provide direct dial long distance services to customers in 47 states at September 30, 1996. However, the Company focuses its direct sales efforts in the West Coast, Pacific Northwest, Southwest and Southeast regions of the United States to take advantage of network efficiencies. In addition to its basic "one-plus" service, the Company provides inbound 800 service, travel and prepaid calling card services, private line services, data transmission services, wholesale carrier services and other customer-specific products.

     The Company began offering direct dial long distance services following its entry into the direct dial long distance business in August 1991 through the acquisition of three related direct dial long distance companies in Texas. At September 30, 1996, the Company serviced approximately 47,000 commercial and residential customer accounts. The Company carried an average of 106.5 million minutes per month of long distance traffic during the fiscal quarter ended September 30, 1996, as compared to 62.6 million and 44.7 million during the fiscal quarters ended September 30, 1995 and 1994, respectively. In fiscal 1996, 1995 and 1994, the Company had $119.4 million, $84.5 million and $62.8 million, respectively, in direct dial long distance revenues, comprising 66%, 59% and 53% of total operating revenues in each period, respectively.

INDUSTRY OVERVIEW

     Direct dial long distance revenues industrywide are estimated to be approximately $78 billion in 1996, up from approximately $73 billion in 1995. AT&T, MCI and Sprint dominate the long distance industry. Industry sources estimate that these companies control a combined market share of approximately 80%. These companies offer comprehensive communications services in a wider array of products than other long distance companies and typically target national, multi-state business customers and millions of residential long distance users through national television and media advertising. The Company believes that over 500 smaller long distance companies account for the remaining 20% of the market. These companies typically concentrate on smaller regional and local business customers. Competition in the direct dial long distance industry has historically been
based upon price.   More recently, the focus has been moving towards customer
service, product design and innovation, customized billing capabilities, transmission quality and availability of service.

SALES AND MARKETING

     The Company's direct dial long distance sales personnel are located throughout the Company's service area and are responsible for marketing to commercial accounts. The Company supervises sales and marketing efforts from its corporate headquarters and utilizes various advertising media to enhance its commercial marketing efforts and to attract and retain residential customers. The Company examines the calling profiles of target markets and designs long distance services that specifically fill certain demands. For example, the Company issues long distance calling cards customized to include a customer's corporate logo and has also customized prepaid calling cards to be used as promotional marketing tools. The Company also directly markets to employees of commercial customers for their residential service. In addition to its own sales force, the Company markets its direct dial long distance services through authorized agents, other carriers and affinity organizations (strategic partnerships).

     The Company currently has an exclusive marketing agreement with Nolan Ryan, formerly a player with the Texas Rangers-Registered
Trademark-professional baseball team and a potential hall of fame candidate, who acts as the Company's spokesman for its direct dial long distance services and whose picture appears in the Company's advertisements and product literature, including prepaid calling cards.

OPERATIONS

     The Company completes calls that are originated when a pre-subscribed customer dials "1" plus the area code and number or when a customer selects the Company's network through dial-up access to reach any domestic or international destination. All long distance calls placed over the Company's network are directed to call destination points by computerized digital network switching equipment operating at one of the Company's switching centers. The switching equipment receives a customer's direct dial call, verifies the caller's billing status and authorization codes, routes the call to the dialed destination, monitors the call's duration and collects other information for billing purposes. The Company's switching equipment selects the most cost-efficient transmission circuit or path available prior to switching and completing each call. The Company employs state-of-the-art digital switching equipment at the Company's switching centers in Houston, Texas; Waco, Texas; Seattle, Washington; and Los Angeles, California. The Company has also purchased a digital switch in Atlanta, Georgia, and will take possession of it in January 1997.

     To satisfy increasing or anticipated usage of its long distance network and to ensure that its network is optimally accessible when network demand is heavy, the Company, from time to time, adds circuit capacity at each existing switching center by increasing the number of telecommunications ports and access lines. The Company utilizes state of the art Common Channel Signaling System 7, which is currently operational for virtually all originating and terminating traffic within the Company's markets. This network protocol significantly reduces connect time delays and provides additional technical capabilities and efficiencies for the routing of calls.

COMPETITIVE ADVANTAGES

     The Company competes with AT&T, MCI and Sprint and numerous local, regional and national carriers on the basis of its products and services, competitive pricing and local identity. The Company, generally, prices its services up to 20% below AT&T, MCI and Sprint comparable service offerings. In addition, by designing long distance products and services that fill specific market needs, the Company enhances its ability to compete with AT&T, MCI and Sprint and others.

     The Company believes that its emphasis on customer service distinguishes itself from many of its competitors. The Company has taken an integrated team approach to sales and service by increasing the number of sales support representatives in its field offices to maintain responsive service after the sale. The Company recently deployed notebook computers to the sales force to enhance marketing presentations and automate the customer order entry function. Additionally, the Company implemented a computerized bulletin board service called Advantage Direct, which is similar to the remote access service offered to its operator services customers. This service allows customers to monitor and evaluate calling patterns and volume by department or location. Moreover, in competing with certain regional and local long distance carriers, the Company believes it holds a competitive advantage within its territory because the Company's regional concentration of traffic over its network facilities allows for certain cost efficiencies of a national carrier. In addition, the Company believes that its local identity in the markets it serves provides an advantage in marketing its services and competing with long distance carriers based outside of the target regions. Management believes that the Company has developed the expertise in information systems necessary to meet the needs of its direct dial long distance customers. For instance, the Company provides an invoice indicating call detail in a form that assists customers in controlling and monitoring communications costs for various projects or departments.

     The Company employs digital switching equipment utilizing a network comprised largely of high quality fiber-optic circuitry to maximize communications quality. The Company believes that its use of a digital fiber-optic network is particularly advantageous in marketing both its voice and data transmission services. The Company also designs redundant and diverse routes to each major service area to ensure service availability.

     The communications industry is ever-changing, and the recently passed Telecommunications Act of 1996 is expected to have a major impact on the industry's competitive environment. In essence, the RBOCs will be competing with long distance carriers for both domestic and international long distance customers. The Company believes it is prepared to meet this challenge by capitalizing on its experienced management team and sales force, personalized customer service, quality products and services and competitive pricing structures.

STRATEGY AND GROWTH OPPORTUNITIES

     The Company's strategic focus in the direct dial long distance industry is to compete with AT&T, MCI and Sprint primarily on the basis of competitive pricing, while offering a comparable or higher level of service. Moreover, the Company intends to remain focused on small and medium-sized commercial customers and will continue its efforts to develop innovative and cost-efficient services that meet the needs of its customers. The Company intends to introduce new communications products, such as local service, Internet access, paging, frame relay/ISDN and cellular service, over the next 12 to 18 months. The introduction of the local service product provides the Company the largest opportunity for growth. The local services industry is estimated to be a $95 billion market. Each of the Company's existing 47,000 customer accounts are already utilizing this service from the local exchange carrier in each locality. The Company believes that it has the potential to capitalize on its relationship with existing customers to bundle the local product with its existing products and services. The bundling of these services with long distance service will enhance the Company's product offerings and provide new and existing customers with the integrated communication services they desire. To a lesser extent, the Company also continues to market to residential customers.

     The Company expects to look for opportunities to expand its long distance business, both by internal growth and through acquisitions. The primary focus of the Company's acquisition activities is to make additional acquisitions that will grow the Company's direct dial long distance business.
 The Company believes its operator services business affords it the opportunity to expand its direct dial long distance business on a more cost-effective basis than many of its competitors. By having a concentration of operator services call traffic in a particular geographic region, the Company can utilize any long distance facilities it installs or acquires to service a ready base of call traffic, thereby lowering the marginal transmission costs for any direct dial long distance traffic that the Company acquires or develops in that region. The Company believes this cost advantage not only improves the potential profitability of both the Company's operator services and direct dial long distance services businesses in such region, but also expands the number of companies that would be attractive acquisition candidates in that region.

     The Company continually evaluates business opportunities, including potential acquisitions. One or more of such acquisitions could result in a substantial change in the Company's operations and financial condition. The success of the Company's acquisition activities will depend, among other things, on the availability of acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. While the Company has, from time to time, had discussions with communications companies, it has no agreements or pending negotiations with respect to any acquisition at the date of this report that would have a material impact on the Company's financial position or results of operations. There is no assurance that any acquisitions will be completed.

OPERATOR SERVICES

     The Company provides operator assisted services for private pay telephones, hotels, motels, university dormitories and hospitals. The Company's operator services are accessed when calls requiring operator assistance and/or alternate billing options are placed from customer locations. Such services involve the use of live and automated operators to receive, validate and complete the calls. The Company processes collect, third-party, person-to-person and calling card calls and, generally, shares a percentage of call revenues with its customers.

     At September 30, 1996, the Company provided operator services to approximately 135,900 hotel, motel, hospital and dormitory rooms. In addition, at September 30, 1996, the Company had service contracts with private pay telephone owners covering approximately 61,300 pay telephones. The Company carried 7.6 million average monthly minutes of operator services traffic during the fourth quarter of fiscal 1996, as compared to 8.3 million and 9.1 million average monthly minutes during the fourth quarters of fiscal 1995 and 1994, respectively. The Company's operator services revenues amounted to $60.9 million, $59.6 million, $54.7 million in fiscal 1996, 1995 and 1994, respectively.

INDUSTRY OVERVIEW

     Management believes that there are approximately 125 operator services providers competing within the long distance communications industry. AT&T continues to dominate the operator services market, supplying operator services for traffic originating from both the hospitality and pay telephone industries. Additionally, MCI and Sprint provide operator services and are considered by management to be major competitors. Excluding AT&T, MCI, Sprint, General Telephone Operating Companies (GTE) and the RBOCs, management believes the Company is one of the five largest providers of operator services.

     Many operator services providers, including the Company, initially focused on the hospitality industry. More recently, as the private pay telephone industry has grown and taken market share from the public pay telephone market traditionally served by AT&T, many operator services providers gained increased market share by providing service to the owners of private and public pay telephones. Competition between the Company and other operator services providers is based upon commission programs, quality of service, reporting and customer service.

SALES AND MARKETING

     The Company markets its operator services nationally through the combined effort of regional sales representatives based in Illinois, Texas, Florida and California and a network of agents. The Company's corporate sales force focuses on larger accounts, such as hotel management companies, multi-unit franchises, hospital chains, large private pay telephone companies and universities. The Company's agents market the Company's operator services on a nationwide basis and typically receive a commission based upon the volume of business generated. The Company also participates in various industry trade shows and promotes its operator services through advertisements in trade magazines. The Company customizes its communications services to provide, among other things, individualized reports and specialized call branding to customers.

OPERATIONS

     The Company owns and operates its own operator center in San Antonio, Texas, which employed 311 operators and support staff at September 30, 1996. The Company provides live and automated operator services 24 hours per day, 365 days per year, and features multi-lingual operators versed in Spanish, French, German, Japanese and a variety of other languages. The Company maintains a sophisticated emergency call handling system that enables its operators to access police, fire and other emergency agencies within the jurisdiction of the telephone from which the call is placed. The Company utilizes its own transmission facilities when possible or contracts to use facilities of other long distance network providers as necessary.

     The Company switches the majority of its operator assisted calls at its four main switching centers. Many operator assisted calls are transmitted to the Company's switching centers via call processing equipment installed at customer locations or in customer pay telephone equipment. This call processing equipment is programmed to recognize calls requiring operator assistance and to access the Company's network by dialing the Company's access number, then passing the call record information to one of the switching centers. The Company validates the authorization code or telephone number to be billed and then completes the call, while recording the date, destination, duration and time of day for subsequent billing purposes. At September 30, 1996, the Company was authorized to complete international and interstate calls placed throughout the United States, as well as intrastate calls within 46 states.

COMPETITIVE ADVANTAGES

     Management believes that the Company enjoys several competitive advantages over many others in the operator services industry. By virtue of the Company's large call volumes relative to many other operator services providers and the cost efficiencies it realizes by routing a large portion of its operator services traffic over its own facilities and maintaining its own operator center, the Company is able to provide high quality transmission on an efficient and economical basis. Additionally, because it is the source of commission payments to its operator services customers, the Company believes that its financial stability and history of timely payments allow it to compete effectively against many smaller, under-capitalized operator services providers. Moreover, the Company's flexible rate options allow it to offer customized commission programs to its customers as compared to larger operator services providers.

     In 1994, the Company implemented a computerized bulletin board service called Stealth that allows its customers to access the system from remote locations and obtain customized and sophisticated reporting of calling patterns and volumes for each customer location or pay telephone. This advanced reporting system allows the Company's operator services customers to analyze their traffic on a daily basis and maximize telecommunications revenues by, for example, relocating underutilized telephones. The Company's detailed reporting also allows its customers to reconcile the accuracy or integrity of their commissions. The Company employs a skilled, professional staff of customer service employees and technicians, who provide service 24 hours per day, 365 days per year.

STRATEGY AND GROWTH OPPORTUNITIES

     The Company has developed a strong presence in operator services throughout the United States. Through its direct sales force and agents and its participation in state, regional and national trade associations, the Company intends to pursue geographic expansion on a nationwide basis. The Company will continue to market its operator services business to both the private pay telephone and hospitality industries and present new products and services for these markets.

     The Company's existing relationship with operator service customers, who typically own or manage numerous private pay telephones or hotels, provides a unique opportunity for the Company. The Company will have the potential to provide local access to a large volume of phone lines, yet limited number of customers. These characteristics will allow the Company to quickly and efficiently enter the local services market in targeted areas.

CORPORATE SYNERGY

     Management believes that the Company has certain operating advantages and cost efficiencies through the integration of its two businesses. The combined traffic volumes of the Company's operator services and direct dial long distance businesses operate to lower the Company's transmission costs for both of these businesses in geographic regions where the Company operates long distance switching equipment. In addition, the Company's sales force can provide integrated long distance solutions by offering both operator services and direct dial long distance telephone services and, in the near
future, local services.   The opportunity to bundle products and services
strengthens customer relationships and, thus, customer retention.

GOVERNMENT REGULATION

GENERAL

     The Company competes in an industry that, to a large degree, continues to be regulated by government agencies. At approximately the same time as the required divestiture of the Bell telephone companies by AT&T in 1984, the Federal Communications Commission (the "FCC") announced rules that were created to foster a self-regulating, interstate telecommunications industry, relying upon competitive forces to keep rates and services in check. Management believes that the current direct dial marketplace demonstrates substantial progress toward the fulfillment of these objectives. For example, the cost of a long distance call has significantly declined while the number of long distance companies has multiplied. Competition has encouraged these direct dial long distance companies to find ever more efficient methods of carrying calls.

OPERATOR SERVICES

     On October 15, 1990, President Bush signed into law the Telephone Operator Consumer Service Improvement Act of 1990. Congress directed the FCC to impose upon the interstate operator services market certain rules and regulations designed to increase consumer awareness concerning the operator services provider carrying the call, the information the caller can request of the operator, and the alternatives available to the consumer for reaching other long distance carriers. Operator services providers were required to file with the FCC informational tariffs that describe the rules and regulations governing the provision of interstate operator assisted telecommunications and to include all rates that may apply to an interstate call. Furthermore, operator services providers were required to submit, on a Congressionally prescribed timetable, certain reports relating to rate changes, complaints and costs. Based on these reports, on November 16, 1992, the FCC submitted to Congress its "Final Report Pursuant to the Telephone Operator Consumer Services Improvement Act of 1990." The purpose of this report was to identify whether increased regulatory scrutiny by the FCC was required to satisfy Congressional objectives. The FCC determined that "...market forces are securing rates and charges that are just and reasonable..." and therefore stated "...we conclude that no further action is necessary...".

     At September 30, 1996, the Company was authorized to carry intrastate operator assisted traffic in 46 states. Authorization is pending approval in one other state. State regulatory agencies have the authority to impose their own rules and regulations governing the provision of intrastate operator services, including regulation of rates. Many states have rules similar if not identical to those imposed by the FCC on interstate operator assisted calls. At the date of this report, the Company was in material compliance with the requirements of each of the individual state regulatory agencies and continues to pursue authorization to provide intrastate operator services in other targeted states. Certain states are expected to introduce or revise their rules governing operator services providers within the next year. Currently, the Company does not anticipate significant difficulty in complying with the new or revised rules.

DIRECT DIAL LONG DISTANCE SERVICES

     The FCC has regulatory jurisdiction over interstate and international telecommunications common carriers, like the Company. Under Section 214 of the Federal Communications Act, the FCC must certify a communications common carrier before it may provide international services. The Company has obtained Section 214 authorization to provide international switched services by means of resale. The FCC has ruled that "non-dominant" common carriers, like the Company, need not apply for Section 214 authorization for the provision of domestic U.S. interstate services.

     At September 30, 1996, the Company was authorized to provide intrastate long distance service within 47 states. Regulations within each of these states, as they pertain to completing direct dial long distance calls for the Company's customers within the state, are virtually static and pose no foreseeable concern. As the Company expands the geographic scope of its direct dial long distance business, it will seek state regulatory approvals as necessary to provide intrastate long distance service.

BILLED PARTY PREFERENCE

     Another issue under consideration by the FCC currently is termed "Billed Party Preference," or BPP. This term refers to a concept in which any long distance call outside the local telephone company's calling area carried from a publicly available telephone would be completed over the long distance carrier network of the billed party's previously expressed preference. This would be accomplished through a local telephone company database system that would match every calling card and telephone number to a preferred long distance company and then direct all calls accordingly. In April 1992, the FCC tentatively proposed adopting BPP. During the summer of 1992, comments from local telephone companies, long distance carriers and other industry participants revealed that the cost of imposing BPP could be in excess of $1.0 billion and could require hundreds of millions of dollars each year to support its operation. The majority of these commentors were in opposition to the implementation of BPP. Certain commentors made clear that many technical impediments remain to full deployment of BPP. Other commentors claimed that no technology exists that could implement BPP without making call processing significantly less convenient for many operator services calls, particularly those requiring a live operator.

     In August 1994, industry members responded to a Commission Further Notice of Proposed Rulemaking. The Commission had tentatively concluded, based upon their calculation of related cost information previously submitted by industry members, that the potential benefits of a BPP system appeared to outweigh its costs, although the Commission admitted the financial data it used in its study could be outdated. Once again, industry participants were resoundingly opposed to the Commission's proposal, including AT&T and most of the RBOCs. To date, the FCC has taken no further action.

     If such a system were implemented successfully, the unique market niche of operator services provider presubscription, such as that of the Company, would be rendered virtually ineffectual, as an owner of publicly available telephones would be unable to direct operator assisted calls over the network of such owner's desired carrier. It is difficult to assess the industry support for BPP given the inherent problems described above, and the FCC continues to consider implementation of the proposal. In any event, local telephone companies have indicated that, if so directed, approximately two to four years would be required to reconfigure their networks to BPP's specifications. Thus, while BPP remains viable, the Company believes that it is not likely to be implemented in the near term.

     On March 9, 1995, the FCC requested industry comment on two proposals it had recently received relative to the BPP proceeding. In an ex-parte petition, the National Association of Attorney's General ("NAAG") suggested that the FCC modify its current branding requirement such that operator service providers ("OSPs") would be required to announce at the beginning of each call more specific information for obtaining access to alternate carriers (the "NAAG Petition"). Another petition filed by a coalition of industry members, including most of the RBOC's two competitive access providers, the American Public Communications Counsel ("APCC") and the Competitive Telecommunications Association ("CompTel"), recommended that the FCC impose certain rate thresholds for interstate operator assisted services, which the FCC would presume to be reasonable, and any OSP electing to charge rates higher than such threshold would be required to first prove to the FCC that such rates are justified based upon the underlying costs of the service (the "APCC Rate Cap Proposal"). The NAAG Petition was proposed to remain in effect until such time that BPP is adopted and fully implemented. The APCC Rate Cap Proposal was proposed to obviate the need to consider any further action regarding BPP.

     In June 1996, the FCC issued a Second Further Notice of Proposed Rulemaking (SFNPRM) in this proceeding. In it, the FCC proposed adopting a rule which would require OSPs to announce the rates for certain calls to the billed party prior to connecting the call, thereby allowing the billed party to disconnect such call without incurring any unwanted charges. In September, the FCC released its Second request for Comment in the SFNPRM soliciting technical and other administrative details to support the proposed announcement requirement. Most commentors objected to the discriminatory nature of the proposal, which would have some carriers announcing rates while others would not.

     If adopted, the NAAG Petition or any form of modified call branding could have a negative effect upon the number of calls completed over OSP networks such as the Company's, if end users elect to act upon the additional branding announcement regarding rates or access to other carriers. Furthermore, additional network time would be consumed without a corresponding increase in revenue. If the APCC Rate Cap Proposal is adopted, OSPs such as the company may be immediately required to lower their interstate rates until such time as the FCC rules upon an attempt to justify higher, existing rates. OSPs may be required to adjust the amount of commission payments made to their subscriber customers as a result of implementation of such a proposal, or effect other operational changes to offset any reduction in interstate operator services revenue. The Company cannot predict when and if any final ruling on either proposal might be issued.

MFJ LEGISLATION

     On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 into law. The new law allows the RBOCs to petition their respective "in-region" state regulatory agencies to seek authority from the FCC to allow the applicant RBOC to provide long distance services. To obtain this authority, each state agency is required to certify to the FCC that the applicant RBOC has satisfied a legislative "checklist" that outlines the steps required for an RBOC to open its network to competition on a local basis. These steps include the provision of competitive network interconnection, unbundled access to network elements and other necessary access to poles, ducts, conduits and rights-of-way. Furthermore, applicant RBOCs must provide non-discriminatory access to white pages listings and telephone number assignments. Applicant RBOCs must provide local number portability, toll dialing parity and local service resale. The FCC is required to consult with the Department of Justice ("DOJ") to assist in determining if an applicant RBOC's entry into the long distance business violates any anti-trust standards the DOJ considers appropriate. Ninety days after receiving such an application, the FCC is required to render its decision. RBOCs are required to establish separate subsidiaries through which they could first offer in-region long distance services. RBOCs may provide out-of-region long distance services subject to existing laws and regulations governing long distance communications.

     To date, no RBOC has requested authority for in-region interLATA authority, because the provisions set forth above have not been satisfied by any RBOC. However, many entities have reached interconnection agreements with RBOCs to date, including the Company, and many states are impending rules governing local competition. It is reasonable to expect that the conditions for RBOC entry will be met in the near future, and carriers in the interLATA long distance business today, such as the Company, will encounter new, formidable competition.

TEXAS PIU ISSUE

     In a Final Order released in Docket 10127 on April 12, 1993, the Texas Public Utility Commission ("PUC") adopted new regulations governing the method by which interexchange carriers ("IXCs") such as the Company calculate intrastate access charges paid to local telephone companies. These new rules required an independent auditor's review and approval of an IXC's methodology of determining its own intrastate access usage. An independent audit by an accounting firm verified that the Company's process of calculating PIU is reasonable and statistically valid and, as such, no additional PIU or billing adjustments are required.

REGULATORY RATE PROCEEDINGS

     During the course of normal operations, a regulated company may, at any time, come under specific scrutiny with regard to any of its rates, terms or conditions by which such service is rendered by the state or federal regulatory agency charged with such oversight responsibility, or by an attorney general or other jurisdictional consumer officials. In such cases, a regulated company can be required to, among other things, provide cost justification for the charges it imposes on some or all of its services, or to address perceived consumer inequities. After review of such justification, the regulatory agency generally has the authority to require a carrier to modify the process by which such services are rendered or to effect changes to its applicable rate structure. Consumer officials and attorneys general can pursue civil action if their concerns are not adequately addressed by the carrier. The Company operates in several jurisdictions in which its tariffs or services may, from time to time, fall under such scrutiny at the discretion of the governing regulatory agency or other officials. The Company could therefore be required, as a result of such an investigation and subsequent proceeding, to implement changes in its rate structure, which could ultimately affect its revenues. The Company cannot predict whether or not any such requirement may be imposed in any particular jurisdiction.

EMPLOYEES

     At September 30, 1996, the Company had 602 full-time employees, including 15 officers, 224 sales and marketing personnel, 68 network, technical and operations personnel, 111 accounting, administrative and support personnel and 184 telephone operators and customer service representatives and related support personnel. At September 30, 1996, the Company also employed 181 part-time telephone operators and customer service representatives. None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     At September 30, 1996, the Company occupied approximately 93,500 square feet of space for its corporate offices at 9311 San Pedro, San Antonio, Texas, and Billing has assumed the liability for and occupies approximately 18,000 square feet of space at the same location until April 1, 1997, at which time the space reverts back to the Company. The approximate 111,500 square feet is leased pursuant to a lease agreement that expires in January 1999. Additionally, at September 30, 1996, the Company leased approximately 17,000 square feet of space for its operator services center at 2200 Danbury, San Antonio, Texas, and approximately 56,000 square feet in the aggregate for 26 sales and operations offices throughout Texas, Oklahoma, New Mexico, Louisiana, California, Oregon and Washington. The Company believes that its facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

     On December 18, 1996, the Securities and Exchange Commission filed a civil injunctive action in the Federal District Court for the District of Columbia alleging that Mr. Parris H. Holmes, Jr., Chairman of the Board of the Company, failed to file timely twelve reports regarding certain 1991 and 1992 transactions in the stock of the Company as required by Section 16(a) of the Securities Exchange Act of 1934, as amended. Section 16(a) requires officers and directors of reporting companies to file monthly reports with the Commission regarding their personal transactions in the securities of their company. Mr. Holmes settled this action on December 18, 1996, without admitting or denying the allegations of the complaint, by consenting to the entry of an injunction barring future violations with respect to these requirements and paying a civil penalty of $50,000.

     The Commission has conducted an investigation relating to trading in the securities of Value-Added Communications, Inc. ("VAC"), an operator services provider based in Dallas, Texas, and of the Company (In the Matter of Trading in the Securities of Value-Added Communications, Inc. (HO-2765)). A proposed merger between the Company and VAC was terminated in February 1993. The investigation concerned whether certain persons may have purchased securities while in possession of material non-public information or disclosed this information to others. The Commission Staff has notified Mr. Holmes of its decision to terminate this investigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock, par value $0.01 per share (the "Common Stock"), is quoted on the Nasdaq National Market System under the symbol "USLD." The table below sets forth the high and low bid prices for the Common Stock from October 1, 1994, through December 13, 1996, as reported by the Nasdaq National Market System. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                     HIGH         LOW
                                                     ----         ---
  Fiscal Year Ended September 30, 1995:
       1st quarter................................. $12 3/4      $ 9 1/4
       2nd quarter................................. $16          $11 1/2
       3rd quarter................................. $17 7/8      $14 1/2
       4th quarter................................. $17 3/7      $14 1/2
  Fiscal Year Ended September 30, 1996:
       1st quarter................................. $15 1/8      $10 7/8
       2nd quarter................................. $20 1/8      $13
       3rd quarter(1).............................. $41 1/8(1)   $19 5/8(1)
       4th quarter (Pre-Distribution)(1)........... $39 3/8(1)   $25 1/2(1)
       4th quarter (Post-Distribution)(1).......... $10    (1)   $ 4 3/8(1)
  Fiscal Year Ended September 30, 1997:
      1st quarter (through December 13, 1996)...... $10 1/8      $ 7 1/2
-------------------
(1) On May 14, 1996, the Company's Board of Directors approved the spin-off of Billing. On August 2, 1996, the Company completed the Distribution of all of the capital stock of Billing. The average stock price for the first 10 business days after the distribution date was $6.77 for the Company and $19.36 for Billing.

STOCKHOLDERS

     At December 13, 1996, there were 15,076,381 shares of Common Stock outstanding, held by 641 holders of record. The last reported sales price of the Common Stock on December 13, 1996, was $8 13/16 per share.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on the Common Stock. The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Furthermore, certain covenants in various credit agreements of the Company prohibit the payment of cash dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below are derived from the audited Consolidated Financial Statements of the Company. The data presented below for the fiscal years ended September 30, 1996, 1995 and 1994 should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this report. All periods presented reflect the spin-off of Billing as discontinued operations as of September 30, 1991. See Note 3 to the Consolidated Financial Statements for further discussion of the spin-off. The Company has never declared cash dividends on its Common Stock, nor does it anticipate doing so in the foreseeable future.

                                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                                          -----------------------------------------------------------------
                                                          1996           1995           1994            1993           1992
                                                          ----           ----           ----            ----           ----
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
  Total operating revenues............................... $180,346      $144,050        $117,541        $80,119       $48,050
  Net loss from continuing operations.................... $(13,754)     $ (2,083)       $ (2,475)       $(1,265)      $(1,835)
  Net loss from continuing operations per common share... $  (0.89)     $  (0.14)       $  (0.18)       $ (0.10)      $ (0.16)


                                                                                   SEPTEMBER 30,
                                                          -----------------------------------------------------------------
                                                          1996           1995           1994            1993           1992
                                                          ----           ----           ----            ----           ----
                                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

   Total assets(1) ...................................... $99,244        $86,027        $79,413         $64,835        $36,573
   Long-term obligations, less current portion........... $10,341        $16,168        $16,684         $13,266        $17,603


                                                                                     SEPTEMBER 30,
                                                          -----------------------------------------------------------------
                                                          1996           1995           1994            1993           1992
                                                          ----           ----           ----            ----           ----
                                                                                    (IN THOUSANDS)
OPERATING DATA (UNAUDITED):
  Operator services minutes per month(2)................   7,600          8,300          9,100          10,600         4,800
  Pay telephones serviced(3)............................    61.3           60.9           52.0            44.8          15.9
  Rooms serviced(3).....................................   135.9          136.9          122.0           106.0          90.7
  Direct dial long distance minutes per month(2)........ 105,400         62,600         44,700          17,200        10,300

(1) Excludes net assets of discontinued operations.

(2) Calculated based upon a monthly average over the fiscal quarter ended on the date indicated.

(3) At end of the period.

ITEM 7.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS - CAUTIONARY STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SPECIFICALLY, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND PLANS AND OBJECTIVES OF MANAGEMENT OF THE COMPANY FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR COMPANY MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, SEASONALITY, THE OPERATION OF THE COMPANY'S NETWORKS, TRANSMISSION COSTS, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN ("CAUTIONARY STATEMENTS"). ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE APPLICABLE CAUTIONARY STATEMENTS.


GENERAL

     The following is a discussion of the consolidated financial condition and results of operations of the Company for fiscal 1996, 1995 and 1994. It should be read in conjunction with the Consolidated Financial Statements of the Company, the Notes thereto and the other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's fiscal years ended September 30 and references to quarterly periods refer to the Company's fiscal quarters ended December 31, March 31, June 30 and September 30.

     On July 10, 1996, the Company's Board of Directors approved a plan to spin-off the Company's Billing Group Business as a separate public company. To effect the spin-off, the Board approved the distribution of the outstanding shares of common stock of its wholly owned subsidiary that owned and operated the Billing Group Business, Billing, to the Company's stockholders. The Distribution was tax-free for federal income tax purposes to the Company's stockholders, and the Company did not recognize income, gain or loss as a result of the Distribution except for direct spin-off costs.
The Distribution was completed on August 2, 1996.

     The accompanying Consolidated Statements of Income reflect the operating results of Billing as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Prior period operating results have been restated to reflect continuing operations. The Consolidated Pro Forma Statements of Income are also included and discussed in a separate section below.

OVERVIEW

     Revenues grew to $180.3 million in 1996 from $144.1 million in 1995 and $117.5 million in 1994. During the five-year period ended September 30, 1996, revenues grew at a 60% annual compounded rate. The Company's gross profit margin was 34.3% in 1996, 34.7% in 1995 and 37.9% in 1994. The decrease in gross margin from 1994 to 1996 was largely due to the growth of lower gross margin direct dial long distance revenues as a percentage of total revenues.

     The Company's selling, general and administrative ("SG&A") expenses as a percentage of revenues were 28.1%, 28.9% and 32.8% in 1996, 1995 and 1994, respectively. The decrease from 1994 to 1996 was primarily the result of tighter expense controls and increased efficiencies. Depreciation and amortization expenses as a percentage of revenues were 6.5%, 7.0% and 7.2% in 1996, 1995 and 1994, respectively.

     Net loss from continuing operations of $13.8 million, $2.1 million and $2.5 million was reported for 1996, 1995 and 1994, respectively. The Company reported net income of $1.4 million, or $0.09 per share, for 1996; $12.0 million, or $0.83 per share, for 1995; and $6.1 million, or $0.43 per share, for 1994. Fiscal 1996 results were down compared to 1995 and 1994 due to $13.0 million of direct spin-off costs and $2.8 million in restructuring charges incurred in fiscal 1996. As further discussed in the Outlook, the Company believes that it has the competitive product offerings, personnel and financial resources for continued business success.

RESULTS OF OPERATIONS

     The following table presents certain items in the Consolidated Statements of Income as a percentage of total operating revenues for the years ended September 30, 1996, 1995 and 1994:



                                                    1996         1995         1994
                                                   ----          ----         ----
Operating revenues:
  Direct dial long distance services..............  66.2%        58.6%        53.5%
  Operator services...............................  33.8         41.4         46.5
                                                   -----        -----        -----
  Total operating revenues........................ 100.0%       100.0%       100.0%
Operating expenses:
  Cost of services................................  65.7%        65.3%        62.1%
  Selling, general and administrative.............  28.1         28.9         32.8
  Spin-off costs..................................   7.2          0.0          0.0
  Restructuring charges...........................   1.6          0.0          0.0
  Depreciation and amortization...................   6.5          7.0          7.2
                                                   -----        -----        -----
Loss from operations..............................  (9.1)%       (1.2)%       (2.1)%
                                                   -----        -----        -----
                                                   -----        -----        -----

OPERATING REVENUES

   Revenues in 1996 increased by 25% to $180.3 million from $144.1 million in 1995 and by 53% from $117.5 million in 1994. Growth in direct dial long distance services revenues accounted for $34.9 million of the total increase in revenues from 1995 to 1996.

   DIRECT DIAL LONG DISTANCE SERVICES. Direct dial long distance services revenue increased 41% to $119.4 million in 1996 compared to $84.5 million in 1995 and 90% compared to $62.8 million in 1994. The increase in revenue is primarily attributable to growth in the number of customers serviced. The Company believes that there are opportunities for continued expansion, both internally and externally through acquisitions, in both of its primary businesses. However, because direct dial long distance services represent the largest market in which the Company is active, management believes that this business presents the Company with its greatest revenue growth opportunity. The Company believes that its base of operator services business affords it the opportunity to expand its direct dial long distance business on a more cost effective basis than many of its direct dial long distance competitors. Accordingly, the Company continues to consider potential acquisitions. Acquisition activity is focused primarily on small to medium-sized companies that will grow the Company's direct dial long distance business. While the Company has, from time to time, had discussions with such companies, it has no agreements or pending negotiations with respect to any acquisition at the date of this report that would have a material impact on the Company's financial position or results of operations.

   OPERATOR SERVICES. Operator services revenue was $60.9 million in 1996 compared to $59.6 million in 1995 and $54.7 million in 1994. The Company processed 17.5 million operator services calls in 1996 compared to 17.4 million in 1995 and 17.2 million in 1994. The Company serviced an average of approximately 66,100 pay telephones and 128,300 hospitality rooms per month for 1996, compared to an average of approximately 55,200 pay telephones and 130,300 hospitality rooms per month for 1995 and 48,200 pay telephones and 103,000 hospitality rooms per month for 1994. Although the volume of operator services calls has increased, the related increase in revenues have been, and will continue to be, offset by several factors, including an increase in the percentage of pay telephones serviced by the Company located in states that impose rate tariff regulations on operator services providers and an increasing awareness on the part of the consumer of the ability to select a carrier of choice by dialing access codes of other carriers ("dial-around"). Additionally, changes in federal or state regulations could negatively impact revenues of the Company (see Note 15 to the Consolidated Financial Statements).

OPERATING EXPENSES

   COST OF SERVICES.  The gross profit margin was 34.3%,
34.7% and 37.9% during 1996, 1995 and 1994, respectively. The decline in gross profit margins from 1994 to 1996 is primarily due to the change in the Company's revenue mix. The Company's direct dial long distance services gross margins have increased; however, the improvement was offset by an increase in the direct dial long distance services revenue as a percentage of total revenue. Such revenues have a lower gross margin than the operator services revenue and accounted for 66%, 59% and 54% of revenue during 1996, 1995 and 1994, respectively. The direct dial long distance services margin has increased primarily as a result of continued improvements in networking efficiencies and reductions in transmission costs.

   SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses for 1996 were $50.7 million, representing 28.1% of revenues, compared to $41.6 million in 1995, or 28.9% of revenues, and $38.5 million in 1994, or 32.8% of revenues. SG&A expenses as a percentage of revenues have continued to decrease as a result of tighter expense controls and efforts to streamline the Company's operations.

   DIRECT SPIN-OFF COSTS. Direct spin-off costs represent costs incurred in connection with the Distribution of Billing. The $13.0 million amount represents certain professional and filing fees, payments required for terminating or restructuring employment contracts, tax payments triggered by the spin-off and non-cash expenses associated with the vesting of stock grants.

   RESTRUCTURING CHARGES. The $2.8 million in restructure charges for 1996 includes costs associated with consolidating customer service, credit and collection and other support functions; vacating certain office facilities; terminating certain marketing contracts; writing down excess assets and providing severance payments.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $11.8 million, $10.0 million and $8.4 million in 1996, 1995 and 1994, respectively. Depreciation and amortization expense as a percentage of revenues decreased to 6.5% in 1996 from 7.0% in 1995 and 7.2% in 1994. This decrease as a percentage of revenue is primarily attributable to the increase in revenues and was achieved despite a charge of $727,000 related to asset write-offs in the fourth quarter of fiscal 1996.

LOSS FROM CONTINUING OPERATIONS

   Loss from continuing operations in 1996 increased to $16.5 million from $1.6 million in 1995 and $2.4 million in 1994. Excluding direct spin-off costs and restructuring charges, the Company would have reported a loss from continuing operations of $667,000 in 1996. The continued improvement in operations is primarily attributable to the decrease in SG&A expenses as a percentage of revenues, as discussed above, and the increase in revenues.

OTHER EXPENSE, NET

   Net other expense decreased to $628,000 in 1996 from $999,000 and $866,000 in 1995 and 1994, respectively. The decrease is primarily attributable to a lower level of indebtedness over the past year.

INCOME TAXES

   The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes which are not deductible for federal income tax purposes.

NET INCOME

   The Company reported net income of $1.4 million, $12.0 million and $6.1 million in 1996, 1995 and 1994, respectively. The decrease in 1996 is attributable to the direct spin-off costs and restructuring charges incurred.

EFFECTS OF SPIN-OFF OF BILLING GROUP BUSINESS

     The Consolidated Statements of Income included in this report reflect the continuing and discontinued operations of the Company for the years ended September 30, 1996, 1995 and 1994. Included below is supplemental unaudited pro forma financial information that management believes is important to provide an understanding of the results of the Company on a stand-alone basis. Consolidated Pro Forma Statements of Income are presented below for each of the last four fiscal years as well as for each quarter of fiscal 1996 and 1995. These unaudited Consolidated Pro Forma Statements of Income are based on the historical statements of the periods presented adjusted to reflect the items discussed in the accompanying Notes to the unaudited Consolidated Pro Forma Financial Statements. The unaudited Consolidated Pro Forma Statements of Income give effect to the spin-off as if it had occurred on September 30, 1992. The pro forma adjustments reflect the terms of the spin-off agreements, which are expected to have a continuing impact on the Company.

     The unaudited consolidated pro forma financial information is presented for informational purposes only and should be read in conjunction with the accompanying notes and with the Company's historical Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein. The pro forma financial statements should not be considered indicative of the operating results which the Company will achieve in the future if it were operated on an independent, stand-alone basis because, among other things, these statements are based on historical rather than prospective information and upon certain assumptions which are subject to change.

     The unaudited Consolidated Pro Forma Statements of Income of the Company reflect, in management's opinion, all adjustments necessary to fairly state the pro forma results of operations for the periods presented and to make the unaudited pro forma statements not misleading.

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES
                  CONSOLIDATED PRO FORMA STATEMENTS OF INCOME

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                FISCAL YEAR ENDED
                                                                  SEPTEMBER 30,
                                                   -----------------------------------------
                                                     1996       1995        1994       1993
                                                   -------    --------    --------  --------
 PRO FORMA
 Operating revenues:
   Direct dial long distance services (A).........  $119,401  $ 84,484    $ 62,834  $ 29,673
   Operator services..............................    60,945    59,566      54,707    50,446
                                                    --------  --------    --------  --------
       Total operating revenues...................   180,346   144,050     117,541    80,119
 Cost of services.................................   118,493    94,038      72,944    47,403
                                                    --------  --------    --------  --------
    Gross profit                                      61,853    50,012      44,597    32,716
 Selling, general and administrative expense (B)..    50,722    41,580      38,541    27,804
 Depreciation and amortization expense............    11,798    10,032       8,424     5,060
                                                    --------  --------    --------  --------
    Loss from operations (C)......................      (667)   (1,600)     (2,358)     (148)
 Other expense, net...............................      (628)     (999)       (865)   (1,561)
                                                    --------  --------    --------  --------
 Loss before income tax benefit...................    (1,295)   (2,599)     (3,233)   (1,709)
 Income tax benefit (D)...........................       544     1,092       1,358       718
                                                    --------  --------    --------  --------
 Net loss before extraordinary items..............      (751)   (1,507)     (1,875)     (991)
 Extraordinary loss...............................         0         0           0      (316)
                                                    --------  --------    --------  --------
 Net loss.........................................  $   (751) $ (1,507)   $ (1,875) $ (1,307)
                                                    --------  --------    --------  --------
                                                    --------  --------    --------  --------
 Net loss per common share........................  $  (0.05) $  (0.10)   $  (0.13) $  (0.11)

 Weighted average common shares and common share
  equivalents outstanding.........................    15,398    14,587      14,069    12,117


                                                                THREE MONTHS ENDED
                                                     -----------------------------------------
                                                     DEC. 31,  MAR. 31,   JUNE 30,   SEPT. 30,
                                                      1995      1996        1996       1996
                                                     ------    --------   --------   ---------
 PRO FORMA
 Operating revenues:
    Direct dial long distance services (A)........   $25,034   $29,046     $31,306   $34,015
    Operator services.............................    14,674    14,609      15,378    16,284
                                                     -------   -------     -------   -------
       Total operating revenues...................    39,708    43,655      46,684    50,299
 Cost of services.................................    26,386    28,875      30,498    32,734
                                                     -------   -------     -------   -------
    Gross profit..................................    13,322    14,780      16,186    17,565
 Selling, general and administrative expense (B)..    11,382    12,929      13,139    13,272
 Depreciation and amortization expense............     2,771     2,938       2,702     3,387
                                                     -------   -------     -------   -------
    Income (loss) from operations (C).............      (831)   (1,087)        345       906
 Other expense, net...............................      (186)     (215)       (159)      (68)
                                                     -------   -------     -------   -------
 Income (loss) before income tax benefit
  (provision).....................................    (1,017)   (1,302)        186       838
 Income tax benefit (provision) (D)...............       428       547         (79)     (352)
                                                     -------   -------     -------   -------
 Net income (loss)................................   $  (589)  $  (755)    $   107   $   486
                                                     -------   -------     -------   -------
                                                     -------   -------     -------   -------
 Net income (loss) per common share...............   $ (0.04)  $ (0.05)    $  0.01   $  0.03

 Weighted average common shares and common share
  equivalents outstanding.........................    14,853    15,189      15,715    15,833

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES
                  CONSOLIDATED PRO FORMA STATEMENTS OF INCOME

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                    ------------------------------------------
                                                     DEC. 31,  MAR. 31,    JUNE 30,  SEPT. 30,
                                                      1994      1995         1995      1995
                                                    ---------  --------    --------  ---------

 PRO FORMA
 Operating revenues:
    Direct dial long distance services (A)........   $19,968   $19,896     $21,210   $23,410
    Operator services.............................    12,940    13,075      15,441    18,110
                                                     -------   -------     -------   -------
       Total operating revenues...................    32,908    32,971      36,651    41,520
 Cost of services.................................    21,312    21,619      24,708    26,399
                                                     -------   -------     -------   -------
    Gross profit..................................    11,596    11,352      11,943    15,121
 Selling, general and administrative expense (B)..     9,881     9,624      10,264    11,811
 Depreciation and amortization expense............     2,355     2,428       2,653     2,596
                                                     -------   -------     -------   -------
    Profit (loss) from operations.................      (640)     (700)       (974)      714
 Other expense, net...............................      (275)     (240)       (260)     (224)
                                                     -------   -------     -------   -------
 Income (loss) before income tax benefit
  (provision).....................................      (915)     (940)     (1,234)      490
 Income tax benefit (provision) (D)...............       384       395         519      (206)
                                                     -------   -------     -------   -------
Net income (loss).................................   $  (531)  $  (545)    $  (715)  $   284
                                                     -------   -------     -------   -------
                                                     -------   -------     -------   -------
 Net income (loss) per common share...............   $ (0.04)  $ (0.04)    $ (0.05)  $  0.02

 Weighted average common shares and common share
  equivalents outstanding.........................    14,208    14,497      14,759    14,886


NOTES TO UNAUDITED CONSOLIDATED PRO FORMA FINANCIAL STATEMENTS

(A) The long distance and 800 services provided by the Company to Billing have, historically, been eliminated in consolidation. The pro forma statements of income reflect an adjustment for these long distance and 800 services revenues to achieve arm's length pricing consistent with the Telecommunications Agreement that has been executed between the Company and Billing.

(B) The billing clearinghouse and information management services provided by Billing to the Company have, historically, been eliminated in consolidation. The pro forma statements of income reflect an adjustment for these billing clearinghouse and information management costs to achieve arm's length pricing consistent with the Zero Plus-Zero Minus Billing and Information Management Services Agreement and the One-Plus Billing and Information Management Services Agreement that have been executed between Billing and the Company.

(C) In order to reflect the operating results of the Company on normalized basis, these unaudited Consolidated Pro Forma Statements of Income exclude direct spin-off costs and restructuring charges. Direct spin-off costs were $13.0 million and $6.3 million for the year and quarter ended September 30, 1996, respectively. Restructuring charges were $2.8 million for the year and quarter ended September 30, 1996.

(D) On the unaudited Consolidated Pro Forma Statements of Income, the Company reflects a pro forma benefit (provision) for income taxes at a 42% tax rate for all periods presented for purposes of comparability. Actual tax amounts will be higher in the third and fourth quarters of fiscal 1996 due to nondeductibility of certain nonrecurring expenses associated with the spin-off and restructuring.

OUTLOOK

     The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

     The industry in which the Company operates is very competitive and is characterized by rapid change. In addition, the Company has faced, and continues to face, regulatory issues which have affected or which may affect operating revenues and operating profit. The continued success of the Company is dependent on its ability to adapt to these competitive and regulatory changes. In developing strategies to achieve continued growth in operating revenues and operating profits, the Company anticipates continuing geographic expansion, expanding its product offerings and controlling costs to improve gross margins and reduce SG&A expense as a percentage of revenue.

     The Company continues to evaluate and take actions to improve the profitability of its existing products, to identify new products to fully utilize the Company's existing sales distribution channels and to evaluate programs that are expected to increase revenues through partnerships with independent sales agents. The Company has implemented, among other things, a regionalized approach to pricing, which is expected to improve price competitiveness. Furthermore, management is in the process of expanding product offerings to include local access and Internet services, as well as frame relay and paging services in selected markets. The expansion of products should increase revenues, as well as strengthen customer relationships and increase customer retention. The Company also plans to expand its direct dial long distance services residential customer base in selected markets through direct marketing efforts, as well as by offering long distance services to employees of commercial customers. To expand its footprint nationally over the next several years, management is considering and will continue to consider new investments in switching and related networking equipment. The Company has purchased a digital switch in Atlanta, Georgia, and will take possession of it in January 1997. In addition, the Company continues to evaluate acquisition candidates in strategic geographic areas to expand its market. However, the Company has no agreement or pending negotiations with respect to any acquisition at the date of this report that would have a material impact on the Company's financial position or results of operations.

     The Company has implemented a number of actions designed to improve overall profitability and reduce the Company's cost structure. With regard to improving the Company's gross margins, management is focused on maximizing network efficiencies by implementing technological improvements and reducing unit costs. In November 1995, the Company joined the Associated Communication Companies of America ("ACCA") which provides members with opportunities to pool purchasing power to acquire lower transmission rates from interexchange carriers through volume discounts and to work in partnership with other members to capitalize on resource sharing arrangements such as switch partitioning and network sharing. The Company already has realized, from this arrangement, certain benefits during the last half of fiscal 1996 and expects continued benefits as the arrangement continues to be phased in. Lastly, management has streamlined and reorganized certain corporate, administrative and overhead functions to better align its infrastructure with the smaller operation that resulted from the spin-off.

     Over the past several years, the Company has undertaken a program of developing new products and expanding its existing service offerings, geographic focus and network. In connection with these new products and services, the Company has made significant investments in telecommunications circuits, switches, equipment and software. These investments, generally, are timed to coincide closely with anticipated revenue growth. In addition, the Company continues to increase its sales and marketing, customer support, network operations and field services commitments in anticipation of the expansion of its customer base in targeted geographic markets. The Company expects to continue to expand the breadth and scale of its network and related sales and marketing, customer support and operations activities. The Company attempts to carefully plan these expansion efforts to minimize the effect to profitability; however, they can cause the Company to incur significant increases in expenses from time to time in anticipation of potential future growth in the Company's customer base and targeted geographic markets.

     The Company's future results of operations and the other forward looking statements contained in this Outlook, in particular the statements regarding revenue growth and reducing cost structure, involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially are the following: business conditions and the general economy, competitive factors, acceptance of new products and pricing pressures, availability of leased network facilities, risk of collection of accounts receivable, technological advancements, regulatory factors, litigation and other factors as discussed in the cautionary statements.

     The Company believes that it has the competitive product offerings, personnel and financial resources for continued business success; however, future revenues, costs and profits all are influenced by a number of factors and are subject to certain risks and uncertainties, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance increased to $8.8 million at September 30, 1996, from $0 at September 30, 1995. This increase is attributable to the transfer of cash from Billing to the Company pursuant to the spin-off of Billing. Cash has, historically, been managed by a centralized cash management department in Billing. Consequently, cash was not allocated among the Company's subsidiaries and was recorded on the balance sheet of Billing. Total consolidated cash was $22.9 million at September 30, 1995, none of which is reflected on the Company's balance sheet for financial reporting purposes. Working capital was $20.1 million at September 30, 1996, compared to $11.7 million at September 30, 1995. The Company's current ratio was 1.7:1 at September 30, 1996, versus 1.5:1 at September 30, 1995. Additionally, the Company's cash flow provided by operations was $1.6 million for fiscal 1996 and $1.8 million for 1995. Cash flow provided by operating activities would have been $5.8 million had the Company not incurred direct spin-off costs and restructuring charges.

     Accounts receivable increased to $35.9 million at September 30, 1996 from $30.5 million at September 30, 1995. This increase is attributable primarily to a higher level of direct dial long distance services revenues in the fourth quarter of 1996 compared to the fourth quarter of 1995. Trade accounts payable and accrued liabilities increased to $10.9 million and $13.6 million, respectively, at September 30, 1996 from $10.7 million and $6.7 million at September 30, 1995. The increases in accounts payable and accrued liabilities are due to the overall expansion of the Company's business. Prepaids and other current assets increased to $6.0 million at September 30, 1996 from $4.1 million at September 30, 1995. This increase is attributable to an increase in a receivable from Billing for equipment loans under the Company's financing facility pursuant to the spin-off. The decrease in other assets to $4.9 million at September 30, 1996 from $6.5 million at September 30, 1995 is due to the normal amortization of these assets and a $727,000 write-down of customer lists associated with certain acquisitions.

     Capital expenditures amounted to approximately $11.0 million during 1996. These expenditures were related primarily to the purchase of telecommunications equipment, computer equipment and software, and office furniture. During 1996, the Company financed approximately $3.5 million of equipment through long-term borrowings. During 1997, the Company anticipates capital expenditures of $18.0 million to $22.0 million to service the Company's projected growth. Approximately $10.0 million to $12.0 million of these capital expenditures are expected to be purchases of telecommunications equipment, approximately $5.0 million to $7.0 million are expected to be purchases of computer hardware and software to develop systems to support the anticipated growth of the Company's business and the remainder is expected to be for purchases of office furniture and equipment. The Company anticipates financing these capital expenditures primarily through term notes with various lending institutions. Although line of credit commitments have been made by various lenders for equipment purchases, there is no assurance that the Company will be able to obtain satisfactory financing for these capital expenditures.

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

     The Company has a revolving credit receivable financing facility which allows the Company to borrow against its own direct dial long distance services and operator services accounts receivable. At September 30, 1996, the Company had approximately $14.0 million available for borrowing and did not have any amounts borrowed under this facility. Any borrowings under this facility will bear interest at the prime rate plus .5%. This facility is collateralized by the related accounts receivable and by virtually all of the assets of the Company not otherwise pledged as security under other debt agreements.

      The Company is a guarantor on a $45.0 million credit receivable financing facility for Billing. Under the terms of the Transitional Services and Sublease Agreement entered into pursuant to the spin-off, the Company's potential liability as guarantor is compensated at the rate of 1% of the average annual outstanding balance. At September 30, 1996, Billing had $19.0 million outstanding under this facility. Both the revolving credit financing facility and the guarantee arrangement terminate on December 31, 1996. The Company anticipates executing agreements in the near future which would provide the Company with receivable financing facilities exceeding $10.0 million.

     In fiscal 1996, the Company entered into a $10.0 million equipment financing facility with an interest rate float at the 30-day commercial paper rate plus 2.70%. No amounts were outstanding under this facility at September 30, 1996. The agreement provides for a one-year period during which the Company may finance up to $10.0 million in equipment on an interest payment only basis. Upon completion of this period in September 1997, the note amount will convert to a series of term notes with 20% of the total amount borrowed due in each of the next five years. Any amounts not due in a given year may be prepaid and reborrowed at the Company's discretion.

     The Company has various fixed rate notes with interest rates ranging from 6.75% to 11.0%, due in varying amounts through August 2001. The proceeds from the issuance of these notes were used to acquire certain computer and telecommunications equipment and office furniture. The loans are secured by the assets acquired with the proceeds of such notes. Certain of these notes are also guaranteed by Billing.

     Historically, the Company has obtained financing for capital expenditures through term debt agreements and capital lease agreements that were guaranteed and cross-collateralized by the Company and Billing. These debt agreements were negotiated based on the strength of the consolidated financial statements, earnings and cash flow of the consolidated group. Most of these debt agreements were secured by the assets of all the subsidiaries within the consolidated group. The Company has received from certain lenders loan agreement amendments or separate loan agreements whereby the subject indebtedness will be secured by only the Company's assets. In other cases, the existing cross guarantees and security arrangements between the Company and Billing will remain in place for the duration of the facility. In this regard, the Company and Billing have agreed to pay each other a credit support fee.

     The credit facilities discussed above contain various restrictions and financial ratio maintenance requirements. Under one of its credit facilities, the Company is required to maintain a quarterly ratio of consolidated operating income, as defined in the agreements, to consolidated fixed charges of 1.5 to 1.0. Further, the Company is required to maintain a ratio of funded debt, as defined in the agreement, to total capitalization of not greater than 60% and total debt to total capitalization of not greater than 85%. Other agreements require the Company to maintain cash flow coverage ratios, as defined in the agreements, ranging between 1.25 and 1.40 and a minimum tangible net worth ranging between $30.0 million and $35.0 million. Under one agreement, the Company is prohibited from paying a cash dividend on its common stock. Cross-default provisions of the Company's most significant credit facilities may place the Company in default of such facilities should it fail to satisfy provisions of certain other loan agreements. Under the Company's most significant credit facilities, USLD has guaranteed the obligations of its subsidiaries. The Company was in compliance with all required covenants at September 30, 1996 and 1995.

   The Company continually evaluates business opportunities, including potential acquisitions. The primary focus of the Company's acquisition activities is to make additional acquisitions that will grow the Company's direct dial long distance business. One or more of such acquisitions could result in a substantial change in the Company's operations and financial condition. The success of the Company's acquisition activities will depend, among other things, on the availability of acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. While the Company has, from time to time, had discussions with other telecommunications companies, it has no agreements or pending negotiations with respect to any acquisition at the date of this report that would have a material impact on the Company's financial position or results of operations.

     As consideration for any acquisitions, the Company may issue common stock, preferred stock, convertible debt or other securities, in addition to or in lieu of the payment of cash, that could result in dilution of the percentage ownership of public stockholders. The Company does not intend to seek stockholder approval for any such acquisitions or security issuances unless required by applicable law or regulations.

SEASONALITY

   Approximately 95% of the Company's direct dial long distance revenues is generated by commercial customers and, accordingly, the Company experiences general decreases in long distance revenues around national holidays when commercial traffic is reduced. The Company typically experiences decreases in operator services revenues in the fall and winter months as pay telephone usage declines due to cold and inclement weather in many parts of the United States. As a result of the seasonal variations discussed above, revenue reported in the Company's first fiscal quarter ending December 31 (which includes the Thanksgiving, Christmas and New Year's Eve holidays), historically, has been the lowest level of any quarter of the year. Conversely, due to increased traffic from pay telephones during the spring and summer months and a lower concentration of national holidays, the Company has historically experienced its highest revenue levels in the third and fourth quarters of the fiscal year. Because the Company's fixed operating expenses do not decrease during the first fiscal quarter, the Company's profitability is also, generally, at its lowest level for any quarter of the year.

EFFECT OF INFLATION

   Inflation is not a material factor affecting the Company's business. Prices charged to the Company for switching equipment and transmission costs have not materially changed during the year. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

NEW ACCOUNTING STANDARDS

   The Company is not currently, nor does it expect to be, materially affected by any new standards recently issued by the Financial Accounting Standards Board.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of the Company and the related report of the Company's independent public accountants thereon are included in this report at the page indicated.

   ITEM                                                                PAGE
   ----                                                                ----
   Report of Independent Public Accountants.........................    22
   Consolidated Balance Sheets at September 30, 1996 and 1995.......    23
   Consolidated Statements of Income for the Years Ended
    September 30, 1996, 1995 and 1994...............................    24
   Consolidated Statements of Stockholders' Equity for the Years
    Ended September 30, 1996, 1995 and 1994.........................    25
   Consolidated Statements of Cash Flows for the Years Ended
    September 30, 1996, 1995 and 1994...............................    26
   Notes to Consolidated Financial Statements.......................    27

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of U.S. Long Distance Corp.:

     We have audited the accompanying consolidated balance sheets of U.S.
Long Distance Corp. (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Long Distance Corp. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

     As explained in Note 2 to the Consolidated Financial Statements, effective October 1, 1993, the Company changed its method of accounting for income taxes.


                                         /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
November 14, 1996

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                    ASSETS

                                                                                                               SEPTEMBER 30,
                                                                                                            ------------------
                                                                                                               1996      1995
                                                                                                               ----      ----
  Current assets:
     Cash and cash equivalents..........................................................................    $  8,842    $     0
     Accounts receivable, net of allowances for doubtful accounts of  $2,519 (1996) and $1,938 (1994)...      35,867     30,548
     Prepaids and other.................................................................................       6,002      4,077
                                                                                                            --------    -------
               Total current assets.....................................................................      50,711     34,625
  Property and equipment.................................................................................     58,370     47,800
     Less accumulated depreciation and amortization.....................................................     (28,793)   (19,106)
                                                                                                            --------    -------
               Net property and equipment...............................................................      29,577     28,694
Equipment held under capital leases, net of accumulated depreciation of $1,458 (1996)
 and $1,958 (1995)......................................................................................         282      1,540
Other assets:
     Excess of cost over net assets acquired, net of accumulated amortization of $2,065 (1996)
      and $1,502 (1995).................................................................................      13,804     14,685
     Other assets, net of accumulated amortization of  $4,892 (1996) and $4,443 (1995)..................       4,870      6,483
     Net assets of discontinued operations (see Note 3).................................................           0     39,083
                                                                                                            --------    -------
          Total assets..................................................................................    $ 99,244   $125,110
                                                                                                            --------    -------
                                                                                                            --------    -------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Trade accounts payable............................................................................      $10,909   $ 10,748
     Accrued liabilities...............................................................................       13,581      6,684
     Current portion of long-term debt.................................................................        5,854      5,147
     Current portion of obligations under capital leases...............................................          294        372
                                                                                                            --------    -------
               Total current liabilities...............................................................       30,638     22,951
 Other liabilities.....................................................................................           52      3,318
 Long-term debt, less current portion..................................................................       10,146     12,327
 Obligations under capital leases, less current portion................................................          143        523

 Payable to Billing Information Concepts Corp., net....................................................            0     17,860

 Commitments and contingencies (See Note 6, 10 and 14)

 Stockholders' equity:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or
       outstanding at September 30, 1996 or 1995......................................................             0          0
     Common stock, $0.01 par value, 50,000,000 shares authorized; 15,255,977 and 14,281,866 shares issued and 15,051,876 and 14,094,634 shares outstanding at September 30, 1996 and 1995,
       respectively...................................................................................           153        143
     Additional paid-in capital......................................................................         54,554     49,304
     Retained earnings................................................................................         5,465     20,473
     Treasury stock...................................................................................        (1,907)    (1,789)
                                                                                                            --------    -------
               Total stockholders' equity.............................................................        58,265     68,131
                                                                                                            --------    -------
               Total liabilities and stockholders' equity.............................................       $99,244   $125,110
                                                                                                            --------    -------
                                                                                                            --------    -------

  The accompanying notes are an integral part of these consolidated financial statements.

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                        FOR THE YEAR
                                                                                                     ENDED SEPTEMBER 30,
                                                                                             ----------------------------------
                                                                                                 1996         1995       1994
                                                                                                 ----         ----       ----
Operating revenues:
  Direct dial long distance services.....................................................     $ 119,401    $ 84,484    $ 62,834
  Operator services......................................................................        60,945      59,566      54,707
                                                                                              ---------    --------    --------
    Total operating revenues.............................................................       180,346     144,050     117,541
Cost of services.........................................................................       118,493      94,038      72,944
                                                                                              ---------    --------    --------

  Gross profit...........................................................................        61,853      50,012      44,597
Selling, general and administrative expense..............................................        50,722      41,580      38,541
Direct spin-off costs....................................................................        12,969           0           0
Restructuring charges....................................................................         2,840           0           0
Depreciation and amortization expense....................................................        11,798      10,032       8,424
                                                                                              ---------    --------    --------

  Loss from continuing operations........................................................       (16,476)     (1,600)     (2,368)

Other income (expense):
  Interest income........................................................................           894         682         473
  Interest expense.......................................................................        (1,356)     (1,643)     (1,609)
  Other, net.............................................................................          (166)        (38)        270
                                                                                              ---------    --------    --------

    Total other income (expense).........................................................          (628)       (999)       (866)
                                                                                              ---------    --------    --------

Loss from continuing operations before income tax benefit................................       (17,104)     (2,599)     (3,233)
Income tax benefit                                                                                3,350         516         758

Net loss from continuing operations......................................................       (13,754)     (2,083)     (2,475)

Discontinued operations (Note 3):
  Income from discontinued operations, net of income taxes of $9,292 (1996),
   $8,661 (1995) and $5,038 (1994).......................................................        15,161      14,118       8,565
                                                                                              ---------    --------    --------

Net income...............................................................................     $   1,407    $ 12,035    $  6,090
                                                                                              ---------    --------    --------
                                                                                              ---------    --------    --------
Net income (loss) per common share:
                                                                                              ---------    --------    --------
  Continuing operations..................................................................     $   (0.89)   $  (0.14)   $  (0.18)
  Discontinued operations................................................................          0.98        0.97        0.61
  Net income per common share............................................................     $    0.09    $   0.83    $   0.43
  Weighted average common shares and common share equivalents
   outstanding...........................................................................        15,398      14,587      14,069

  The accompanying notes are an integral part of these consolidated financial statements.

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
                                (IN THOUSANDS)

                                        COMMON STOCK   PREFERRED STOCK  ADDITIONAL
                                       --------------  ---------------   PAID-IN   RETAINED  TREASURY
                                       SHARES  AMOUNT  SHARES  AMOUNT    CAPITAL   EARNINGS   STOCK
                                       ------  ------  ------  ------    -------   --------   -----
Balances at September 30, 1993.......  11,913   $119        0      $0    $36,113   $  1,998  $   (93)
Pooling with Telecom West Inc........     270      3        0       0          5        123        0
Exercise of stock options and
 warrants............................     113      1        0       0        827          0        0
Issuance of common stock.............     636      6        0       0      5,358          0        0
Issuance of treasury stock...........       0      0        0       0        237          0       66
Purchase of treasury stock...........       0      0        0       0          0          0   (1,637)
Net income...........................       0      0        0       0          0      6,090        0
                                       ------  ------  ------  ------    -------   --------  -------
Balances at September 30, 1994.......  12,932    129        0       0     42,540      8,211   (1,664)

Pooling with L.D. Network, Inc.......     175      2        0       0          1        227        0
Exercise of stock options and
 warrants............................   1,080     11        0       0      4,805          0        0
Issuance of common stock.............     195      2        0       0      2,422          0        0
Retirement of treasury stock.........    (100)    (1)       0       0       (949)         0      950
Purchase of treasury stock...........       0      0        0       0          0          0   (1,075)
Other capital contribution...........       0      0        0       0        485          0        0
Net income...........................       0      0        0       0          0     12,035        0
                                       ------  ------  ------  ------    -------   --------  -------
Balances at September 30, 1995.......  14,282    143        0       0     49,304     20,473   (1,789)

Issuance of common stock.............     223      2        0       0      1,210          0        0
Return of escrowed shares............       0      0        0       0          0          0     (118)
Exercise of stock options and
 warrants............................     751      8        0       0      3,913          0        0
Other capital contribution...........       0      0        0       0        127          0        0
Spin-off of Billing Information
 Concepts Corp.......................       0      0        0       0          0    (16,415)       0
Net income...........................       0      0        0       0          0      1,407        0
                                       ------  ------  ------  ------    -------   --------  -------
Balances at September 30, 1996.......  15,256   $153        0      $0    $54,554   $  5,465  $(1,907)
                                       ------  ------  ------  ------    -------   --------  -------
                                       ------  ------  ------  ------    -------   --------  -------

  The accompanying notes are an integral part of these consolidated financial statements.

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                          FOR THE YEAR
                                                      ENDED SEPTEMBER 30,
                                              --------------------------------
                                                 1996       1995         1994
                                              ---------   --------    --------
Cash flows from operating activities:
  Net loss from continuing operations........ $ (13,754)  $ (2,083)   $ (2,475)
  Adjustments to reconcile net loss from
   continuing operations to net cash provided
   by operating activities:
    Depreciation and amortization............    11,798     10,032       8,424
    Provision for losses on accounts
     receivable..............................     8,388      6,231       5,095
    Deferred compensation....................     4,078        255         220
    Loss on write-down of property and
     equipment...............................     1,084        171          48
    Changes in current assets and liabilities,
     net of effects from purchase of direct
     dial long distance companies:
      Increase in accounts receivable........   (13,001)   (12,882)     (6,535)
      (Increase) decrease in prepaids and
       other.................................      (766)       600      (1,997)
      Increase (decrease) in accounts payable       161     (4,222)      4,853
      Increase (decrease) in accrued
       liabilities...........................     6,897      1,869        (300)
      Increase (decrease) in other
       liabilities...........................    (3,266)     1,843       1,398
                                              ---------   --------    --------
Net cash provided by operating activities....     1,619      1,814       8,731
Net cash provided by discontinued operations     16,661      6,549       1,007
Cash flows from investing activities:
  Purchases of property and equipment........   (11,007)    (9,761)     (7,036)
  Acquisition of direct dial long distance
   companies, net of cash acquired...........         0       (175)       (565)
  Proceeds from sale of assets...............        45        632         179
  Other investing activities.................      (335)       (54)       (880)
                                              ---------   --------    --------
Net cash used in investing activities........   (11,297)    (9,358)     (8,302)
Cash flows from financing activities:
     Proceeds from issuance of debt..........     3,500      4,784       7,339
     Payments on debt........................    (5,742)    (5,512)     (4,875)
     Payments on capital leases..............      (458)    (1,267)     (2,544)
     Financing costs.........................         0          0        (267)
     Proceeds from issuance of common stock,
      net of issuance costs..................     4,559      4,065         470
     Purchase of treasury stock..............         0     (1,075)     (1,559)
                                              ---------   --------    --------
Net cash provided by (used in) financing
 activities..................................     1,859        995      (1,436)
                                              ---------   --------    --------
Net increase in cash and cash equivalents....     8,842          0           0
Cash and cash equivalents, beginning of year          0          0           0
                                              ---------   --------    --------
Cash and cash equivalents, end of year.......  $  8,842   $      0     $     0
                                              ---------   --------    --------
                                              ---------   --------    --------

 The accompanying notes are an integral part of these consolidated financial statements.

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996, 1995 AND 1994

NOTE 1. BUSINESS ACTIVITY

     U.S. Long Distance Corp. ("USLD") was redomesticated from Canada and reincorporated under the Delaware Corporation Law Act in the State of Delaware, United States of America, in 1987. USLD and its subsidiaries (collectively, the "Company") offer an integrated group of communications services including direct dial long distance, prepaid calling cards, travel cards, data transmission and calling center services. The Company's network consists of a highly advanced, digital switching system which provides nationwide, largely fiber-optic, access throughout the United States.

     The Company is a full-service long distance carrier currently providing direct dial long distance services to small and medium-sized commercial customers and, to a lesser extent, residential customers. In addition, the Company provides operator assisted services for private pay telephones, hotels, motels, university dormitories and hospitals. In fiscal 1996, direct dial long distance services represented approximately two-thirds of the Company's revenues, while operator services represented approximately one-third of revenues.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of USLD and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain current period and prior period amounts have been reclassified for comparative purposes.

     On August 2, 1996, the Company completed the spin-off of its billing clearinghouse and information management services business, Billing Information Concepts Corp. ("Billing"). The spin-off has been accounted for as a discontinued operation and, accordingly, the Company restated its consolidated financial statements for all periods presented prior to that date in accordance with Accounting Principles Board ("APB") Opinion No. 30. Financial disclosures for all periods presented reflect that restatement.

     Cash was historically managed by a centralized cash management department in Billing. Consequently, cash was not allocated among USLD's subsidiaries and was recorded on the balance sheet of Billing. Total consolidated cash was $22.9 million at September 30, 1995, none of which is reflected on the Company's balance sheet for financial reporting purposes.

     The intercompany payable to Billing has been reported as a separate line item in the restated balance sheet under the caption "Payable to Billing, net" between the liability and stockholders' equity sections of the balance sheet. See further discussion of discontinued operations in Note 3.

ESTIMATES IN THE FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION POLICIES

     The Company recognizes revenue from its direct dial long distance and operator services as such services are performed.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in other income for that period. Expenditures for maintenance and repairs are charged to expense as incurred. Direct installation costs and major improvements are capitalized.

EXCESS OF COST OVER NET ASSETS ACQUIRED

     Excess of cost over net assets acquired represents the excess of the consideration paid over the fair value of the net assets acquired. The initial acquisition of the direct dial long distance business is being amortized using the straight-line method over 40 years, all subsequent acquisitions of direct dial long distance businesses are being amortized over 20 years. The Company annually assesses the appropriateness of the asset valuations and the amortization periods.

OTHER ASSETS

      Other assets include financing costs related to the issuance of long-term debt, which have been deferred and are amortized over the life of each respective agreement, acquisition costs of direct dial long distance customer bases, which are amortized over the expected useful life of the customer bases, and costs incurred to acquire operator services agreements, which are amortized over the life of each respective contract. In addition, a certificate of deposit held as security for an equipment financing facility, long-term deposits and the long-term portion of notes receivable have been included in other assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts of the Company's financial instruments have been determined by the Company using appropriate valuation methodologies and approximate their recorded book values at September 30, 1996 and 1995.
The carrying values of the Company's cash, receivables, accounts payable, debt and all other financial instruments approximate their fair market values.

ADVERTISING EXPENSE

     The Company charges advertising costs to expense as the costs are incurred. Total advertising expense was $1.1 million, $543,000 and $796,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

INCOME TAXES

     In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which the Company adopted effective October 1, 1993. Under SFAS No. 109, deferred tax liabilities and assets are recorded based on enacted income tax rates that are expected to be in effect in the period in which the deferred tax liability or asset is expected to be settled or realized. A change in the tax laws or rates results in adjustments to the deferred tax liabilities or assets. The effects of such adjustments are required to be included in income in the period in which the tax laws or rates are changed. The adoption of SFAS No. 109 did not have a material impact on the Company's financial position or results of operations. Prior to October 1, 1993, the Company accounted for income taxes in accordance with the provisions of APB Opinion No. 11, "Accounting for Income Taxes."

NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share was computed by dividing net income
(loss) applicable to common stock by the weighted average number of common shares and common share equivalents outstanding during the applicable period. The weighted average number of shares outstanding during each fiscal year differs from the number of shares outstanding at each year end due to assumed conversions of options and warrants that were outstanding during the respective periods.

STATEMENTS OF CASH FLOWS

     Cash payments and non-cash activities during the periods indicated were as follows:

                                                  YEAR ENDED SEPTEMBER 30,
                                                 ---------------------------
                                                  1996      1995       1994
                                                 ------    ------     ------
                                                        (IN THOUSANDS)

     Cash payments for interest ..............   $1,393    $1,685    $ 1,641
     Cash payments for income taxes...........      187       414          0
     Noncash investing and financing
      activities:
        Assets acquired in connection with
         acquisitions ........................        0       939     11,560
        Liabilities assumed in connection
         with acquisitions....................        0       351      4,273
        Common stock issued in connection
         with acquisitions....................        0       896      4,962
        Capital lease and debt obligations
         incurred.............................    1,159       470        295
        Contingent obligations incurred.......        0         0      1,637
        Tax benefit recognized in connection
         with stock option exercises..........    1,421     1,236        392
        Return of escrowed treasury stock.....      118         0          0
        Reimbursable spin-off costs due
         from Billing ........................      704         0          0
        Dividend pursuant to spin-off of
         Billing..............................   34,345         0          0

     For purposes of determining cash flows, the Company considers all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1995, FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In fiscal 1996, the Company determined that certain computer equipment, customer lists and goodwill were impaired and, accordingly, wrote down these assets by $1.8 million, of which $1.1 million is included in restructuring charges and $727,000 is included in depreciation and amortization expense.

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS No. 123 also allows entities to continue to measure compensation costs using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting prescribed by APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of SFAS No. 123 had been applied.
 The accounting and disclosure requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company intends to measure compensation costs in accordance with APB Opinion No. 25 and to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS No. 123 had been applied. Therefore, management of the Company does not anticipate SFAS No. 123 will have a material impact on the Company's financial position or results of operations.

     In June 1996, FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. SFAS No. 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management of the Company does not anticipate the adoption of SFAS No. 125 will have a material impact on the Company's financial position or results of operations.

NOTE 3. DISCONTINUED OPERATIONS

     On August 2, 1996, the Company completed the spin-off of Billing, its billing clearinghouse and information management services business. The spin-off has been accounted for as a discontinued operation and, accordingly, the Company restated its Consolidated Financial Statements for all periods presented prior to that date. The spin-off was a tax-free distribution of 100% of the common stock of Billing to the Company's stockholders. Revenue of the discontinued operations of Billing was $85.8 million, $80.8 million and $57.7 million in fiscal 1996, 1995 and 1994, respectively. Net income of the discontinued operations of Billing was $15.2 million, $14.1 million and $8.6 million in fiscal 1996, 1995 and 1994, respectively. In connection with the spin-off, the

Company entered into an agreement with Billing under which the intercompany payable/receivable balances were forgiven. Additionally, Billing agreed to reimburse the Company for direct out-of-pocket expenses associated with the spin-off and to transfer cash to the Company to provide the Company a working capital balance of $21.5 million at the spin-off date. The net effect of this agreement resulted in the Company recording the distribution as a dividend in the amount of $16.4 million for financial statement purposes. Direct spin-off costs recorded as operating expenses in the year ended September 30, 1996 were approximately $13.0 million and include professional fees, tax payments triggered by the spin-off, payments called for under employment agreements and costs associated with accelerated stock grants.

     The summarized components of net assets of discontinued operations at September 30, 1995 were as follows (in thousands):


     Current assets.......................................   $100,735
     Property and equipment, net..........................      4,785
     Other................................................      1,375
                                                             --------
        Total assets......................................    106,895

     Accounts payables, accruals and debt.................     60,405
     Revolving line of credit.............................     23,030
     Other liabilities and obligations....................      2,237
                                                             --------
        Total liabilities.................................     85,672
                                                             --------
     Receivable from the Company..........................    (17,860)
                                                             --------
        Net assets of discontinued operations.............   $ 39,083
                                                             --------
                                                             --------

NOTE 4. ACQUISITIONS

     On October 1, 1993, the Company acquired Telecom West Inc. ("TWI"), a direct dial long distance company, in exchange for 270,000 shares of its common stock. The business combination has been accounted for as a pooling-of-interests combination. The accompanying consolidated financial statements include the operating results of TWI since the effective date of the business combination. The consolidated financial statements for periods prior to the combination have not been restated to include the accounts and results of operations of TWI due to the transaction not having a significant impact on the Company's prior period financial position or results of operations.

     During fiscal 1994, the Company acquired four other separate, privately-owned direct dial long distance companies located in Texas and California. These acquisitions have been accounted for as purchases and, accordingly, the results of operations of each company have been included in the Company's consolidated financial statements since the respective dates of acquisition. An aggregate of $1.0 million cash and 650,000 shares of the Company's common stock were issued in connection with these purchase transactions. Total assets acquired and liabilities assumed for these acquired companies were approximately $2.8 million and $3.3 million, respectively. The excess of the aggregate purchase price over the fair value of aggregate net tangible assets acquired is approximately $8.0 million, of which approximately $6.9 million has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The remaining balance has been recorded as the purchase price for customer lists and is being amortized on a straight-line basis over five years.

     On October 6, 1994, the Company acquired L.D. Network, Inc. ("LDN"), a direct dial long distance company, in exchange for 175,000 shares of its common stock. The business combination has been accounted for as a pooling-of-interests combination. The accompanying consolidated financial statements include the operating results of LDN since October 1, 1994. The consolidated financial statements for periods prior to the combination have not been restated to include the accounts and results of operations of LDN due to the transaction not having a significant impact on the Company's prior period financial position or results of operations.

     In March 1995, the Company acquired the long distance commercial customer base of a company and certain assets of another company. These acquisitions have been accounted for as purchases and, accordingly, the results of operations of each acquisition have been included in the Company's consolidated financial statements since the respective effective dates of acquisition. Cash of $175,000 and 78,000 shares of the Company's common stock were issued in connection with these purchase transactions. Total assets acquired and liabilities assumed for these acquisitions were approximately $1.1 million and $280,000, respectively. The excess of the purchase price over the fair value of aggregate net tangible assets acquired is approximately $1.0 million, of which approximately $316,000 has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The remaining balance has been recorded as the purchase price for customer lists and is being amortized on a straight-line basis over five years.

     No pro forma financial information with regard to any acquisitions has been presented as the acquisitions do not have a significant impact, either individually or in the aggregate, on the Company's prior or current period financial position or results of operations. The Company granted certain registration rights to the persons receiving its common stock in the acquisitions and caused its subsidiaries to enter into employment agreements with certain principals of the acquired companies.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                          SEPTEMBER 30,
                                                        ----------------
                                                        1996        1995
                                                        ----        ----
                                                          (IN THOUSANDS)
     Communications equipment......................   $ 40,573    $ 33,652
     Furniture, fixtures and equipment.............     15,018      11,437
     Leasehold improvements........................      2,779       2,711
                                                      --------    --------
     Less accumulated depreciation.................    (28,793)    (19,106)
                                                      --------    --------
        Net property and equipment.................   $ 29,577    $ 28,694
                                                      --------    --------
                                                      --------    --------

NOTE 6. DEBT

Long-term debt is comprised of the following:

                                                          SEPTEMBER 30,
                                                        ----------------
                                                        1996        1995
                                                        ----        ----
                                                         (IN THOUSANDS)
     Fixed interest rate term notes.................   $16,000   $17,474
     Less - Current portion.........................     5,854     5,147
                                                       -------   -------
       Long-term debt, less current portion.........   $10,146   $12,327
                                                       -------   -------
                                                       -------   -------

     The Company has a revolving credit receivable financing facility which allows the Company to borrow against its own operator services accounts receivable and certain direct dial long distance services accounts receivable. At September 30, 1996, the Company had approximately $14.0 million available for borrowing and did not have any amounts borrowed under this facility. At September 30, 1995, the Company did not have any amounts borrowed under this facility. Any borrowings under this facility will bear interest at the prime rate plus .5%. This facility is collateralized by the related accounts receivable and by virtually all of the assets of the Company not otherwise pledged as security under other debt agreements. This financing facility terminates on December 31, 1996.

      The Company is a guarantor on a $45.0 million credit receivable financing facility for Billing. Under the terms of the Transitional Services and Sublease Agreement discussed further in Note 13, the Company's potential liability as guarantor is compensated by Billing at the rate of 1% of the average annual outstanding balance. At September 30, 1996, Billing had $19.0 million outstanding under this facility. The guarantee arrangement terminates on December 31, 1996.

     In fiscal 1996, the Company entered into a $10.0 million equipment financing facility with an interest rate at the 30-day commercial paper rate, as defined in the agreement, plus 2.70%. No amounts were outstanding under this facility at September 30, 1996. The agreement provides for a one-year period during which the Company may finance up to $10.0 million in equipment on an interest payment only basis. Upon completion of this period in September 1997, the outstanding borrowings will convert to a series of term notes with 20% of the total amount borrowed due in each of the next five years. Any amounts not due in a given year may be prepaid and reborrowed at the Company's discretion. A commitment fee of $75,000 was paid in connection with this facility. It is being amortized over five years.

     The Company has various fixed rate notes with interest rates ranging from 6.75% to 11.0%, due in varying amounts through August 2001. The proceeds from the issuance of these notes were used to acquire certain computer and telecommunications equipment and office furniture. The loans are secured by the assets acquired with the proceeds of such notes. Certain of these notes are also guaranteed by Billing.

     Historically, the Company has obtained financing for capital expenditures through term debt agreements and capital lease agreements that were guaranteed and cross-collateralized by the Company and Billing. These debt agreements were negotiated based on the strength of the consolidated financial statements, earnings and cash flow of the consolidated group. Most of these debt agreements were secured by the assets of all the subsidiaries within the consolidated group. The Company has received from certain lenders loan agreement amendments or separate loan agreements whereby the subject indebtedness will be secured by only the Company's assets. In other cases, the existing cross guarantees and security arrangements between the Company and Billing will remain in place for the duration of the facility. In this regard, the Company and Billing have agreed to pay each other a credit support fee of 1% of the average annual outstanding balance.

     The credit facilities discussed above contain various restrictions and financial ratio maintenance requirements. Under one of its credit facilities, the Company is required to maintain a quarterly ratio of consolidated operating income, as defined in the agreement, to consolidated fixed charges of 1.5 to 1.0. Further, the Company is required to maintain a ratio of funded debt, as defined in the agreement, to total capitalization of not greater than 60% and total debt to total capitalization of not greater than 85%. Other agreements require the Company to maintain cash flow coverage ratios, as defined in the agreements, ranging between 1.25 and 1.40 and a minimum tangible net worth ranging between $30.0 million and $35.0 million. Under one agreement, the Company is prohibited from paying a cash dividend on its common stock. Cross-default provisions of the Company's most significant credit facilities may place the Company in default of such facilities should it fail to satisfy provisions of certain other loan agreements. Under the Company's most significant credit facilities, USLD has guaranteed the obligations of its subsidiaries. The Company was in compliance with all required covenants at September 30, 1996 and 1995.

     Scheduled maturities for the years ending September 30, 1997 through 2001 are as follows (in thousands):

           Year Ending September 30,
               1997...................................    $ 5,854
               1998...................................      4,960
               1999...................................      2,759
               2000...................................      1,653
               2001...................................        774
                                                          -------
           Total debt.................................    $16,000
                                                          -------
                                                          -------

NOTE 7. LEASES

     The Company leases certain equipment and office space under operating leases. Rental expense for fiscal 1996, 1995 and 1994, was $2.5, $2.6 and $2.3 million, respectively. Future minimum lease payments under non-cancelable operating leases at September 30, 1996, are as follows (in thousands):

           Year Ending September 30,
               1997...................................    $2,231
               1998...................................     1,800
               1999...................................       476
               2000...................................        63
               2001...................................        74
               Thereafter.............................       179
                                                          ------
           Total minimum lease payments...............    $4,823
                                                          ------
                                                          ------

     The Company also leases various computer and telecommunications equipment under capital lease arrangements. Future minimum lease payments under these capital leases, together with the present value of the net minimum lease payments at September 30, 1996, are $437,000 and are due in varying amounts through 1999.

NOTE 8. SHARE CAPITAL

     On June 1, 1994, the Company was authorized by its board of directors to purchase up to 1,000,000 shares of its outstanding common stock. Shares were purchased from time to time on the open market over the course of the twelve months that began June 1, 1994 as market and other relevant conditions warranted. During the twelve-month period ended May 31, 1995, the Company purchased an aggregate of 267,500 shares at an average market price of $9.84 per share. All of these shares were purchased subsequent to July 1, 1994.
In November 1994, the Company retired 100,000 shares of treasury stock carried at a cost of $950,000. These shares were returned to authorized and unissued shares. In November 1995, the escrow agreement relating to the Company's acquisition of the long distance commercial customer base of a company in March 1995 and pursuant to which 16,869 shares of the Company's common stock were held in escrow was terminated. These 16,869 shares were returned to the Company and are being held as treasury shares. At September 30, 1996, the Company had 204,101 shares of treasury stock, carried at cost.

     Other capital contributions in fiscal 1995 and 1996 are from a director of the Company and represent a settlement of certain securities matters. No cash dividends were paid on the Company's common stock during fiscal 1996, 1995 or 1994.

     On December 12, 1995, the Board of Directors adopted the U.S. Long Distance Corp. 1995 Employee Restricted Stock Plan (the "Restricted Stock Plan"), which provides for the awarding of restricted stock to officers and certain key employees of the Company. An aggregate of 500,000 shares of common stock are reserved for awards under the Restricted Stock Plan. The number of shares of common stock to be awarded to an employee and other terms of the award are determined by a committee of disinterested persons who will administer the Restricted Stock Plan. The Restricted Stock Plan provides for certain restrictions upon the sale of the stock. Subsequently, the Restricted Stock Plan was amended to allow for immediate vesting at the discretion of the committee. In fiscal 1996, 188,000 shares of stock were granted under this plan. Compensation expense of $553,000 was recognized upon the amortization of deferred compensation and is included in selling, general and administrative expense. An additional $3.4 million of compensation expense was recognized in fiscal 1996 due to the acceleration of vesting of stock grants pursuant to the spin-off of Billing and is included in direct spin-off costs. At September 30, 1996, 312,000 shares were available for granting under this plan.

     On April 12, 1996, the Company, upon authorization by its Board of Directors, adopted a Shareholder Rights Plan ("Rights Plan") and declared a dividend of one preferred share purchase right on each share of its outstanding common stock. The rights will become exercisable if a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. These rights, which expire on April 12, 2006, entitle stockholders to buy one ten-thousandth of a share of a new series of participating preferred shares at a purchase price of $90.00 per one ten-thousandth of a preferred share. The Rights Plan was designed to assure that stockholders receive fair and equal treatment in the event of any proposed takeover of the Company.

NOTE 9. STOCK OPTIONS AND STOCK PURCHASE WARRANTS

     The Company has granted stock options to directors, employees and other affiliated parties as follows:

                                              NUMBER OF    PRICE RANGE OF SHARES
                                               SHARES           UNDER OPTION
                                               ------           ------------
    Outstanding, September 30, 1993.......    1,252,689
        Canceled..........................     (141,054)      $1.20   -  $3.59
        Granted...........................      657,850       $2.43   -  $3.59
        Exercised.........................     (112,386)      $0.39   -  $2.53
                                              ---------
    Outstanding, September 30, 1994.......    1,657,099
        Canceled..........................      (65,264)      $2.03   -  $3.40
        Granted...........................      300,500       $2.43   -  $3.85
        Exercised.........................     (471,861)      $0.39   -  $3.14
                                              ---------
    Outstanding, September 30, 1995.......    1,420,474
        Canceled..........................     (665,144)      $2.20   -  $2.95
        Granted...........................    1,924,700       $2.91   -  $8.48
        Exercised.........................     (281,900)      $2.20   -  $3.08
                                              ---------
    Outstanding, September 30, 1996.......    2,398,130
                                              ---------
                                              ---------

     In connection with the August 2, 1996 spin-off of Billing, further discussed in Note 3, the Company effected a tax-free distribution of 100% of the common stock of Billing to the Company's stockholders. Immediately prior to that distribution, Billing, under its employee stock plans, granted options to purchase Billing common stock to each holder of an outstanding option to purchase shares of the Company's common stock under the U.S. Long Distance Corp. 1990 Employee Stock Option Plan, as amended ("Employee Plan") and the U.S. Long Distance Corp. 1993 Non-Employee Director Stock Option Plan ("Director Plan"), respectively. In connection with the grant of the Billing options, the exercise price of the Company's options was adjusted via a formula adjustment designed to preserve the economic value of the Company's options existing immediately prior to the distribution. Except for the formula adjustment, the terms of each of the Company's adjusted option are substantially the same as those in effect prior to the distribution. The per share exercise price of the Company's options was adjusted based on the relative fair market values of the underlying common stock of each of the two companies, or by a factor of 25.9%. The fair market value per share of common stock of each company was defined as the average of the last sales price per share of that common stock on the Nasdaq National Market system for each of the ten consecutive trading days immediately subsequent to the date of distribution.

     Stock options to purchase an aggregate of 117,500 shares were outstanding at September 30, 1996, were granted outside of any plan and are exercisable at prices ranging from $4.38 to $6.38 at varying dates through August 23, 2002. Stock options to purchase an aggregate of 65,000 shares were outstanding at September 30, 1996, were granted under the provisions of the Director Plan and are exercisable at prices ranging from $2.78 to $4.76 per share. The Director Plan options have certain vesting requirements and expire at varying dates through February 28, 2001. There were 115,000 shares remaining to be issued under the Director Plan at September 30,

1996. Stock options to purchase an aggregate of 2,215,630 shares were outstanding at September 30, 1996, were granted under the provisions of the Employee Plan, and are exercisable at prices ranging from $0.39 to $8.48 per share. The Employee Plan options, which have certain vesting requirements, expire at varying dates through August 22, 2002. The Employee Plan provides for the granting of incentive stock options and nonqualified stock options. As of September 30, 1996, there were 790,515 shares remaining to be issued under the Employee Plan. Options to purchase a total of 1,031,385, 756,524 and 610,792 shares of common stock were exercisable under all plans at September 30, 1996, 1995 and 1994, respectively.

     The excess of the market value of the common stock on the date granted over the exercise price of such options results in compensation expense to the Company over the vesting period. Approximately $145,000, $255,000 and $220,000 of compensation expense was recognized by the Company during fiscal 1996, 1995 and 1994, respectively. There were no deferred compensation costs netted against additional paid-in capital at September 30, 1996 while $145,000 was netted against paid-in capital at September 30, 1995.

     Stock warrants to purchase 469,741 shares of common stock were outstanding at September 30, 1995. These warrants were issued in connection with the sale of the senior subordinated notes in July 1991 and were exercisable at $0.01 per share. Warrants to purchase 469,741 and 608,459 shares of common stock were exercised in fiscal 1996 and 1995, respectively. There were no such warrants exercised in fiscal 1994. There were no such stock purchase warrants outstanding at September 30, 1996.

     In addition, the Company has granted warrants to purchase 225,000 shares of common stock, pursuant to two telecommunications service agreements. The exercise price of the warrants was equal to the market value of the Company's common stock on the date of grant. Pursuant to the spin-off of Billing, the exercise price associated with these warrants was adjusted to $3.24 per share. The warrants vest ratably over the contract periods.

NOTE 10. INCOME TAXES

     The income tax benefit is comprised of the following:

                                             YEAR ENDED SEPTEMBER 30,
                                          -------------------------------
                                            1996       1995       1994
                                            ----       ----       ----
                                                  (IN THOUSANDS)
     Current........................      $   119    $ 2,574     $ 1,965
     Deferred.......................        3,231     (2,058)     (1,207)
                                          -------    -------     -------
     Income tax benefit.............      $ 3,350    $   516     $   758
                                          -------    -------     -------
                                          -------    -------     -------

     The income tax benefit for fiscal 1996, 1995 and 1994 differs from the amount computed by applying the statutory federal income tax rate of 35% for fiscal 1996 and 1995 and 34% for fiscal 1994 to loss from continuing operations before taxes. The reasons for these differences were as follows:

                                             YEAR ENDED SEPTEMBER 30,
                                           ----------------------------
                                           1996       1995         1994
                                           ----       ----         ----
                                                  (IN THOUSANDS)
     Computed income tax benefit at
      statutory rate...................   $ 5,986    $   910     $ 1,099
     Increases (reductions) in taxes
      resulting from:
         State income taxes............      (311)      (146)       (185)
         Amortization of asset
          valuations in excess of tax..       (98)      (165)        (12)
         Non-deductible expenses
          related to spin-off..........    (2,455)         0           0
         Other, net....................       228        (83)       (144)
                                          -------    -------     -------
                                          -------    -------     -------
    Income tax benefit.................   $ 3,350    $   516     $   758
                                          -------    -------     -------
                                          -------    -------     -------

The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows:

                                                      SEPTEMBER 30,
                                                    -----------------
                                                    1996         1995
                                                    ----         ----
                                                      (IN THOUSANDS)
       Deferred tax assets:
          Deferred compensation...............    $ 1,713      $      0
          Expense provisions..................      1,460            88
                                                  -------       -------
            Total gross deferred tax assets...      3,173            88
      Deferred tax liabilities:
          Tax depreciation and amortization
           in excess of book..................     (2,556)       (2,933)
          Prepaid expenses....................       (262)         (222)
          Other...............................       (407)         (216)
                                                  -------       -------
            Total gross deferred tax
             liabilities......................     (3,225)       (3,371)
                                                  -------       -------
            Net deferred tax liability........    $   (52)      $(3,283)
                                                  -------       -------
                                                  -------       -------

     The Company has been notified by the Internal Revenue Service ("IRS") that a fiscal 1992 transaction between a wholly owned foreign subsidiary (Mega Plus Dialing, Inc.) and its U.S. subsidiary (Billing, formerly Zero Plus Dialing, Inc.) is proposed to be treated differently by the IRS than originally characterized by the Company. The IRS district office has issued a report that proposed an assessment of taxes, penalties and interest. The assessment has been appealed to the appellate division of the IRS. The Company and its tax counsel believe the possibility that the IRS will prevail in this matter is remote. Consequently, no accrual for this potential liability or any associated taxes, interest or penalties has been made. Management of the Company does not anticipate this matter will have a material impact on the Company's financial position or results of operations.

     During fiscal 1996, the Company incurred expenses related to the spin-off of Billing. Under federal income tax law, expenses incurred for effecting a corporate reorganization are non-deductible capital expenditures. Approximately $7.0 million of the spin-off expenses were determined to be non-deductible, resulting in a reduction of the income tax benefit of approximately $2.5 million.

     During fiscal 1996, the Company recognized a tax gain related to the liquidation of its wholly owned foreign subsidiary, Mega Plus Dialing, Inc.
(MPDI). The gain arose in conjunction with the redemption of common and preferred shares of Billing held by MPDI. The Company paid Canadian federal taxes totaling US $3.3 million on the gain. This tax payment generated a foreign tax credit for U.S. federal income tax purposes equal to this amount.

NOTE 11. BENEFIT PLANS

     The Company adopted the U.S. Long Distance Corp. 401(k) Retirement Plan ("Retirement Plan") effective January 1, 1992. Participation in the Retirement Plan is offered to eligible employees of the Company or its subsidiaries. Generally, all employees of the Company or its subsidiaries who are 21 years of age and who have completed one year of service during which they worked at least 1,000 hours are eligible for participation in the Retirement Plan.

     The Retirement Plan is a defined contribution plan which allows participants to make voluntary salary deferral contributions, on a pretax basis, of between 1% and 15% of their compensation in the form of voluntary payroll deductions up to a maximum amount as statutorily determined. In fiscal 1996, the Company made matching contributions of 50% of the first 3% of the participant's contribution. In fiscal 1995 and 1994, the Company made matching contributions at a percentage determined annually of 25% of the first 6% of the participant's contribution. The Company may, from time to time, make additional discretionary contributions. No discretionary contributions were made in fiscal 1996 or 1995. During fiscal 1994, a discretionary contribution in the amount of approximately $51,000 was made. During fiscal 1996, 1995 and 1994, the Company's contributions totaled approximately $162,000, $150,000 and $198,000, respectively.

     The Company adopted the U.S. Long Distance Corp. Executive Compensation Deferral Plan ("Executive Plan") and the U.S. Long Distance Corp. Director Compensation Deferral Plan ("Director Plan"), effective January 1, 1994. Participation in the Executive Plan is offered to selected employees occupying management positions who are determined by the Company's board of directors, from time to time, to be eligible to participate in the Executive Plan. Participation in the Director Plan is offered to individuals occupying a position as an outside director. The Executive and Director Plans are defined contribution plans which provide that participants may make voluntary contributions, on a pretax basis, of between 1% and 100% of their eligible compensation. Under the Executive Plan, the Company made matching contributions equal to the lesser of 100% of a participant's contributions or an amount determined by a formula established by the plan. Matching contributions under the Director Plan were 33% of the participant's contributions. The Company has the right to make matching contributions of a different amount or no contributions under both plans. During fiscal 1996, 1995 and 1994, the Company contributed $114,000, $87,000 and $60,000 to the Executive Plan and $75,000, $15,000 and $6,000 to the Director Plan, respectively.

     Additionally, the Company adopted the U.S. Long Distance Corp. Executive Qualified Disability Plan ("Disability Plan"), effective January 1, 1994.
The Disability Plan provides long-term disability benefits for certain employees occupying management positions through disability insurance coverage purchased by the Company and through Company funded payments. Benefits under the Disability Plan are provided directly by the Company based on definitions contained in the insurance policies.

     The U.S. Long Distance Corp. Employee Stock Purchase Plan (the "ESPP"), which was established under the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, became effective July 1, 1995. The ESPP enables employees who have completed at least six months of continuous service with the Company to purchase shares of the Company's common stock at a 15% discount through voluntary payroll deductions.

NOTE 12. RESTRUCTURING CHARGES

      In the fourth quarter of fiscal 1996, the Company recorded restructuring charges of $2.8 million. These restructuring charges include costs associated with consolidating customer service, credit and collection and other support functions, vacating certain office facilities, terminating certain marketing contracts, writing down excess assets and providing severance payments.

NOTE 13. RELATED PARTY TRANSACTIONS

     For purposes of governing certain ongoing relationships between the Company and Billing after the spin-off and to provide for an orderly transition, the Company and Billing have entered into certain agreements. Such agreements include: (i) the Distribution Agreement, providing for, among other things, the spin-off and the division between the Company and Billing of certain assets and liabilities and material indemnification provisions;
(ii) the Benefits Plans and Employment Matters Allocation Agreement, providing for certain allocations of responsibilities with respect to benefit plans, employee compensation, and labor and employment matters; (iii) the Tax Sharing Agreement pursuant to which the Company and Billing agreed to allocate tax liabilities that relate to periods prior to and after the Distribution Date; (iv) the Transitional Services and Sublease Agreement pursuant to which will provide certain services on a temporary basis and sublease certain office space to Billing and Billing will provide certain services to the Company on a temporary basis; (v) the Zero Plus-Zero Minus Billing and Information Management Services Agreement and the One-Plus Billing and Information Management Services Agreement pursuant to which Billing will provide billing clearinghouse and information management services to the Company for an initial period of three years; and (vi) the Telecommunications Agreement pursuant to which the Company will provide long distance telecommunications services to Billing for an initial period of three years; and (vii) the Leasing Agreement, whereby the Company and Billing agree to pay certain usage charges. It is the intention of the Company and Billing that the Transitional Service and Sublease Agreement, the Zero Plus-Zero Minus Billing and Information Management Services Agreement, the One-Plus Billing And Information Management Services Agreement, the Telecommunications Agreement, and the Leasing Agreement reflect terms and conditions similar to those that would have been arrived at by independent parties bargaining at arm's length; however, there can be no assurances that such agreements are on terms at least as favorable as could have been obtained from unaffiliated third parties.

     The Company and Billing share a common individual on their boards of directors. Therefore, the companies are considered related parties for financial disclosure purposes. At September 30, 1996 and 1995, the Company had accounts receivable from Billing of $1.3 million and $242,000, as well as notes receivable of $1.0 million and $0, respectively. In addition, the Company had accounts payable to Billing of $1.1 million and $1.1 million at September 30, 1996 and 1995, as well an intercompany payable of $0 and $17.9 million, respectively. Operating revenues from Billing were $3.6 million, $1.7 million and $924,000 for the years ended September 30, 1996, 1995 and 1994, respectively. Operating expenses related to Billing were $5.3 million, $5.3 million and $5.3 million for the years ended September 30, 1996, 1995 and 1994, respectively.

     From time to time, the Company has loaned to or was otherwise owed amounts from certain officers and directors of the Company. The highest amount outstanding of advances to officers and directors during fiscal 1996 and 1995 was $212,000 and $894,000, respectively. The amount outstanding at September 30, 1996 and 1995 was $75,000 and $212,000, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

     The Company is obligated to pay a minimum of approximately $7.2 million during fiscal 1997 for usage charges under service agreements with certain long distance carriers. The Company anticipates exceeding the minimum usage volumes with these vendors.

NOTE 15. REGULATORY MATTERS

BILLED PARTY PREFERENCE

     An issue under consideration by the Federal Communications Commission (the "FCC") currently is termed Billed Party Preference ("BPP"). This term refers to a concept in which any long distance call outside the local telephone company's calling area, carried from a publicly available telephone, would be completed over the long distance carrier network of the billed party's previously expressed preference. This would be accomplished through a local telephone company database system that would match every calling card and telephone number to a preferred long distance company and then direct all calls accordingly. In April 1992, the FCC tentatively proposed adopting BPP. During the summer of 1992, comments from local telephone companies, long distance carriers and other industry participants revealed that the cost of imposing BPP could be in excess of $1.0 billion and could require hundreds of millions of dollars each year to support its operation. The majority of these commentors were in opposition to the implementation of BPP. Commentors made clear that many technical impediments remain to full deployment of BPP. Other commentors claimed that no technology exists that could implement BPP without making call processing significantly less convenient for many operator services calls, particularly those requiring a live operator.

     In August 1994, industry members responded to a Commission Further Notice of Proposed Rulemaking. The Commission had tentatively concluded, based upon their calculation of related cost information previously submitted by industry members, that the potential benefits of a BPP system appeared to outweigh its costs, although the Commission admitted the financial data it used in its study could be outdated. Once again, industry participants were resoundingly opposed to the Commission's proposal, including AT&T and most of the Regional Bell Operating Companies (the "RBOCs"). To date, the FCC has taken no further action.

     If such a system were implemented successfully, the unique market niche of operator services provider presubscription, such as that of the Company, would be rendered virtually ineffectual, as an owner of publicly available telephones would be unable to direct operator assisted calls over the network of such owner's desired carrier. In any event, local telephone companies have indicated that, if so directed, approximately two to four years would be required to reconfigure their networks to BPP's specifications. Thus, while BPP remains viable, the Company believes that it is not likely to be implemented in the near term.

     On March 9, 1995, the FCC requested industry comment on two proposals it had recently received relative to the BPP proceeding. In an ex-parte petition, the National Association of Attorney's General ("NAAG") suggested that the FCC modify its current branding requirement such that operator service providers ("OSPs") would be required to announce at the beginning of each call more specific information for obtaining access to alternate carriers (the "NAAG Petition"). Another petition filed by a coalition of industry members, including most of the RBOCs, two competitive access providers, the American Public Communications Counsel ("APCC") and the Competitive Telecommunications Association ("CompTel"), recommended that the FCC impose certain rate thresholds for interstate operator assisted services, which the FCC would presume to be reasonable, and any OSP electing to charge rates higher than such threshold would be required to first prove to the FCC that such rates are justified based upon the underlying costs of the service (the "APCC Rate Cap Proposal"). The NAAG Petition was proposed to remain in effect until such time that BPP is adopted and fully implemented. The APCC Rate Cap Proposal was proposed to obviate the need to consider any further action regarding BPP.

     Subsequently, in June 1996, the FCC issued a Second Further Notice of Proposed Rulemaking (SFNPRM) in this proceeding. In it, the FCC proposed adopting a rule which would require operator service providers to announce the rates for certain calls to the billed party prior to connecting the call, thereby allowing the billed party to disconnect such call without incurring any unwanted charges. In September, the FCC released its Second Request for Comment in the SFNPRM soliciting technical and other administrative details to support the proposed announcement requirement. Most commentors objected to the discriminatory nature of the proposal, which would have some carriers announcing rates while others would not. If any of these proposals are adopted by the FCC, the Company's operator service traffic could be negatively affected.

MFJ LEGISLATION

     On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 into law. The new law allows the RBOCs to petition their respective "in-region" state regulatory agencies to seek authority from FCC to allow the applicant RBOC to provide long distance services. To obtain this authority, each state agency is required to certify to the FCC that the applicant RBOC has satisfied a legislative "checklist" that outlines the steps required for an RBOC to open its network to competition on a local basis. These steps include the provision of competitive network interconnection, unbundled access to network elements and other necessary access to poles, ducts, conduits and rights-of-way. Furthermore, applicant RBOCs must provide non-discriminatory access to white pages listings and telephone number assignments. Applicant RBOCs must provide local number portability, toll dialing parity and local service resale. The FCC is required to consult with the Department of Justice ("DOJ") to assist in determining if an applicant RBOC's entry into the long distance business violates any anti-trust standards the DOJ considers appropriate. Ninety days after receiving such an application, the FCC is required to render its decision. RBOCs are required to establish separate subsidiaries through which they could first offer in-region long distance services. RBOCs may provide out-of-region long distance services subject to existing laws and regulations governing long distance communications.

     To date, no RBOC has requested authority for in-region interLATA authority, because the provisions set forth above have not been satisfied by any RBOC. However, many entities have reached interconnection agreements with RBOCs to date, including the Company, and many states have adopted rules governing local competition. It is reasonable to expect that the conditions for RBOC entry will be met in the near future, and carriers in the interLATA long distance business today, such as the Company, will encounter new, formidable competition.

TEXAS PIU ISSUE

     In a Final Order released in Docket 10127 on April 12, 1993, the Texas Public Utility Commission ("PUC") adopted new regulations governing the method by which interexchange carriers ("IXCs") such as the Company calculate intrastate access charges paid to local telephone companies. These new rules required an independent auditor's review and approval of an IXC's methodology of determining its own intrastate access usage. An independent audit by an accounting firm verified that the Company's process of calculating PIU is reasonable and statistically valid and, as such, no additional PIU or billing adjustments are required.

REGULATORY RATE PROCEEDINGS

     During the course of normal operations, a regulated company may at any time come under specific scrutiny with regard to any of its rates, terms or conditions by which such service is rendered by the state or federal regulatory agency charged with such oversight responsibility, or by an attorney general or other jurisdictional consumer officials. In such cases, a regulated company can be required to, among other things, provide cost justification for the charges it imposes on some or all of its services, or to address perceived consumer inequities. After review of such justification, the regulatory agency generally has the authority to require a carrier to modify the process by which such services are rendered or to effect changes to its applicable rate structure. Consumer officials and attorneys general can pursue civil action if their concerns are not adequately addressed by the carrier. The Company operates in several jurisdictions in which its tariffs or services may, from time to time, fall under such scrutiny at the discretion of the governing regulatory agency or other officials. The Company could therefore be required, as a result of such an investigation and subsequent proceeding, to implement changes in its rate structure, which could ultimately affect its revenues. The Company cannot predict whether or not any such requirement may be imposed in any particular jurisdiction.

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

 In thousands, except per share amounts

                                                             THREE MONTHS ENDED
                                                             ------------------
                                               DECEMBER 31,  MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                                  1995         1996        1996          1996
                                                  ----         ----        ----          ----
  Operating revenues..........................   $39,708      $43,655    $46,684       $50,299
  Loss from operations........................      (831)      (1,088)    (6,284)       (8,273)
  Net loss from continuing operations.........      (846)      (1,080)    (4,016)       (7,812)
  Income from discontinued operations, net....     3,948        5,021      4,317         1,875
  Net income (loss)...........................     3,102        3,941        301        (5,937)

  Net income (loss) per common share:
  Continuing operations.......................   $ (0.06)     $ (0.08)   $ (0.25)      $ (0.50)
  Discontinued operations.....................      0.27         0.33       0.27          0.11
  Net income (loss) per common share..........      0.21         0.25       0.02         (0.39)

                                                             THREE MONTHS ENDED
                                                             ------------------
                                               DECEMBER 31,   MARCH 31,  JUNE 30,   SEPTEMBER 30,
                                                  1994          1995       1995         1995
                                                  ----          ----       ----         ----

  Operating revenues..........................   $32,908      $32,971    $36,651       $41,520
  Income (loss) from operations...............      (641)        (700)      (974)          715
  Net income (loss) from continuing
   operations.................................      (641)        (663)      (867)           88
  Income from discontinued operations, net....     2,911        3,102      3,921         4,184
  Net income..................................     2,270        2,439      3,054         4,272

  Net income (loss) per common share:
  Continuing operations.......................   $ (0.04)     $ (0.05)   $ (0.06)      $  0.01
  Discontinued operations.....................      0.20         0.22       0.27          0.28
  Net income per common share.................      0.16         0.17       0.21          0.29

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item is incorporated herein by reference from the information under the captions "Election of Directors" (Item 1 on proxy), "Management - Directors and Executive Officers," and "Section 16(a) Reporting" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission relating to its Annual Meeting of Stockholders to be held on February 25, 1997 (the "Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the information under the caption "Management - Committees, Meetings and Compensation of the Board of Directors - Directors' Fees" and from the information under the caption "Executive Compensation" of the Company's Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from the information under the caption "Voting Securities and Principal Stockholders" of the Company's Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the information under the caption "Certain Transactions" of the Company's Definitive Proxy Statement.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS PART OF REPORT

     1.   Financial Statements:

          The consolidated financial statements of the Company and the related report of the Company's independent public accountants thereon have been filed under Item 8 hereof.

     2.   Financial Statement Schedules:

          The following financial statement schedule and the report of independent public accountants thereon are included in this report at the page indicated. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Consolidated Financial Statements or notes thereto.

   ITEM                                                                 PAGE
   ----                                                                 ----
    Report of Independent Public Accountants..............................42
    Schedule II - Valuation and Qualifying Accounts.......................43

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of U.S. Long Distance Corp.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of U.S. Long Distance Corp. and subsidiaries and have issued our report thereon dated November 14, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
November 14, 1996

                                                                    SCHEDULE II

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT   CHARGED TO   CHARGED TO  WRITE-OFFS  BALANCE AT
 FISCAL                                   BEGINNING    COSTS AND      OTHER     CHARGED TO    END OF
  YEAR             DESCRIPTION            OF PERIOD     EXPENSES     ACCOUNTS    ALLOWANCE    PERIOD
  ----             -----------            ---------     --------     --------    ---------    ------
  1994   Allowance for doubtful accounts    $2,861       $5,095         $0        $(5,658)    $2,298
  1995   Allowance for doubtful accounts    $2,298       $6,231         $0        $(6,591)    $1,938
  1996   Allowance for doubtful accounts    $1,938       $8,388         $0        $(7,807)    $2,519

                                       43

3.   Exhibits:

    The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses. See the Index of Exhibits included with the exhibits filed as part of this report.

EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------
  3.1  Restated Certificate of Incorporation (Filed herewith)

  3.2  Bylaws, as amended (Filed herewith)

  4.1  Form of Certificate Evidencing Common Stock (Filed herewith)

  4.2 Amended Letter Agreement dated October 6, 1992, by and between Communications Central, Inc., U.S. Long Distance Corp. and U.S. Long Distance, Inc. (Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-3, SEC File No. 33-71228, dated November 23,
       1993) as amended by Letter Agreement dated January 11, 1995 (Exhibit
       4.7 to September 30, 1995, Form 10-K) and as amended by Letter Agreement dated August 21, 1996 (Filed herewith)

  4.3 Agreement dated March 23, 1993 by and between Paytel Northwest, Inc., U.S. Long Distance Corp. and U.S. Long Distance, Inc., as amended by Agreement dated August 23, 1995 (Exhibit 4.8 to September 30, 1995, Form 10-K) and as amended by Addendum No. 3 to Telecommunications Services Agreement dated February 22, 1996 (Filed herewith)

  4.4 Rights Agreement by and between the Company and U.S. Trust Company of Texas, N.A. dated April 12, 1996 (Exhibit 4.1 to Form 8-K filed April 17,
       1996)

 10.1 Amended and Restated Employment Agreement dated November 1, 1993, by and between the Company and Parris H. Holmes, Jr. (Exhibit 10.2 to
       September 30, 1993, Form 10-K) as amended by the First Amendment to Amended and Restated Employment Agreement dated January 3, 1995 and Second Amendment to Amended and Restated Employment Agreement, dated November 15, 1995 (Exhibit 10.2 to September 30, 1995, Form 10-K) and Agreement Regarding Vesting and Adjustment of Stock Options, dated
       June 25, 1996, by and between the Company, Billing Information
       Concepts Corp. and Parris H. Holmes, Jr. (Filed herewith)

 10.2 Amended and Restated Employment Agreement, dated November 1, 1993, by and between the Company and Larry M. James as amended by First Amendment to Amended and Restated Employment Agreement dated January 3, 1995 and Second Amendment to Amended and Restated Employment dated November 15, 1995, and Agreement Regarding Vesting and Adjustment of Stock Options, dated June 25, 1996, by and between the Company, Billing Information Concepts Corp. and Larry M. James (Filed herewith)

 10.3 Amended and Restated Employment Agreement, dated June 25, 1996, by and between the Company and W. Audie Long and Agreement Regarding Vesting and Adjustment of Stock Options, dated June 25, 1996, by and between the Company, Billing Information Concepts Corp. and W. Audie Long (Filed herewith)

 10.4 Form of Employment Agreement by and between the Company and its Vice Presidents (Exhibit 10.4 to September 30, 1993, Form 10-K)

 10.5  1990 Employee Stock Option Plan, as amended (Filed herewith)

 10.6 Form of Option Agreement by and between the Company and its Employees, Under the Employee Stock Option Plan (Exhibit 10.8 to September 30, 1992, Form 10-K)

 10.7 Form of Stock Option Agreement for Directors, Key Employees and Advisors of U.S. Long Distance Corp. (Exhibit 4.14 to Registration Statement on Form S-8, SEC File No. 33-41039, dated June 5, 1991)

 10.8 Form of Stock Option Agreement for Key Employees of U.S. Long Distance Corp. (Exhibit 4.15 to Registration Statement on Form S-8, SEC File No. 33-41039, dated June 5, 1991)

 10.9 Amended and Restated Loan and Security Agreement dated May 22, 1991, by and between Zero Plus Dialing, Inc. (currently Billing Information Concepts, Inc.), U.S. Long Distance Corp. and U.S. Long Distance, Inc. and Bell Atlantic TriCon Leasing Corporation ("Bell Atlantic") (currently FINOVA Capital Corporation) (Exhibit 10.10 to September 30, 1991, Form 10-K) and related Revolving Credit Note dated May 24, 1991, Term Note dated June 1992, Corporate Guaranties dated May 24, 1991, and First Amendment and Joinder to Amended and Restated Loan and Security Agreement dated December 17, 1992 (Exhibit 10.9 to September 30, 1992, Form 10-K)

 10.10 Second Amendment to Amended and Restated Loan and Security Agreement dated April 2, 1993 by and between Zero Plus Dialing, Inc. (currently Billing Information Concepts, Inc.), U.S. Long Distance Corp., U.S. Long Distance, Inc., U.S. Billing, Inc. and Bell Atlantic (currently FINOVA Capital Corporation) (Exhibit 10.11 to September 30, 1993, Form 10-K)

 10.11 Third Amendment to Amended and Restated Loan and Security Agreement dated October 1, 1993 by and between Zero Plus Dialing, Inc. (currently Billing Information Concepts, Inc.), U.S. Long Distance Corp., U.S. Long Distance, Inc., U.S. Billing, Inc. and Bell Atlantic (currently FINOVA Capital Corporation) (Exhibit 10.12 to September 30, 1993, Form 10-K)

 10.12 Fourth Amendment to Amended and Restated Loan and Security Agreement dated October 1, 1993 by and between Zero Plus Dialing, Inc. (currently Billing Information Concepts, Inc.), U.S. Long Distance Corp., U.S. Long Distance, Inc., U.S. Billing, Inc. and Bell Atlantic (currently FINOVA Capital Corporation) (Exhibit 10.13 to September 30, 1993, Form 10-K)

 10.13 Fifth Amendment to Amended and Restated Loan and Security Agreement dated November 16, 1993 by and between Zero Plus Dialing, Inc. (currently Billing Information Concepts, Inc.), U.S. Long Distance Corp., U.S. Long Distance, Inc., U.S. Billing, Inc., USLD Acquisition Corp. d/b/a Telecom West, Inc., STS Telecommunications, Inc. and Bell Atlantic (currently FINOVA Capital Corporation) (Exhibit 10.14 to September 30, 1993, Form 10-K)

 10.14 Sixth Amendment to Amended and Restated Loan and Security Agreement dated December 7, 1993 by and between Zero Plus Dialing, Inc. (currently Billing Information Concepts, Inc.), U.S. Long Distance Corp., U.S. Long Distance, Inc., U.S. Billing, Inc., USLD Acquisition Corp., STS Telecommunications, Inc. and Bell Atlantic (currently FINOVA Capital Corporation) (Exhibit 10.36 to September 30, 1994, Form 10-K)

 10.15 Seventh Amendment to Amended and Restated Loan and Security Agreement dated March 17, 1994 by and between Zero Plus Dialing, Inc. (currently Billing Information Concepts, Inc.), U.S. Long Distance Corp., U.S. Long Distance, Inc., U.S. Billing, Inc., USLD Acquisition Corp., California Acquisition Corp., Telecom Acquisition Corp., STS Telecommunications, Inc., Enhanced Services Billing, Inc. and Bell Atlantic (currently FINOVA Capital Corporation) (Exhibit 10.37 to September 30, 1994, Form 10-K)

 10.16 Letter Agreement dated December 2, 1993 by and between Bell Atlantic (currently FINOVA Capital Corporation) and U.S. Long Distance Corp. (Exhibit 10.15 to September 30, 1993, Form 10-K)

 10.17 Office Lease Agreement dated September 29, 1988, by and between U.S. Long Distance, Inc. and Nowlin Building Partnership, Ltd., as amended (Exhibit 10.10 to September 30, 1992, Form 10-K)

 10.18 Agreement of Lease dated September 1, 1992, by and between U.S. Long Distance, Inc. and Multi-Employer Property Trust (Exhibit 10.13 to September 30, 1992, Form 10-K)

 10.19 Loan and Security Agreement dated July 25, 1991, by and between Buyer Acquisition Corporation (NTX) and Bell Atlantic (currently FINOVA Capital Corporation) (Exhibit 10.13 to September 30, 1991, Form 10-K) and related Revolving Credit Note, Term Note, Subordination Agreement and Corporation Guaranties dated July 25, 1991 (Exhibit 10.14 to September 30, 1992, Form 10-K)

 10.20 Loan and Security Agreement Nos. 2882, 2883, 2884 and 2885 by and between U.S. Long Distance Corp. and Charter Financial, Inc. dated August 29, 1996 (Filed herewith)

 10.21 WCMA and Term WCMA Loan and Security Agreement No. 9608340801 by and between U.S. Long Distance, Inc. and Merrill Lynch Business Financial Services Inc. ("Merrill Lynch"), dated as of August 23, 1996, as amended by letter agreement dated November 5, 1996, and Term WCMA Note, dated August 23, 1996, made by U.S. Long Distance, Inc. and payable to Merrill Lynch (Filed herewith)

 10.22 Operator Services Agreement by and between the Company and G-Five Corp., dated September 16, 1993 (Exhibit 10.33 to September 30, 1993, Form 10-K), as amended by Amendment to Operator Services Agreement dated August 31, 1995 (Filed herewith)

 10.23 1993 Non-Employee Director Plan of U.S. Long Distance Corp. (Filed herewith)

 10.24 Form of Director Option Agreement by and between the Company and Non-Employee Directors (Filed herewith)

 10.25 Form of Director Fee Option Agreement by and between the Company and Non-Employee Directors (Filed herewith)

 10.26 U.S. Long Distance Corp. Executive Qualified Disability Plan (Exhibit
       10.42 to September 30, 1994,  Form    10-K)

 10.27 U.S. Long Distance Corp. Executive Compensation Deferral Plan, Restated Effective December 12, 1995 (Filed herewith)

 10.28 U.S. Long Distance Corp. Director Compensation Deferral Plan, Restated Effective December 19, 1995 (Filed herewith)

 10.29 U.S. Long Distance Corp. Employee Stock Purchase Plan (Exhibit 10.44 to September 30, 1995, Form 10-K)

 10.30 U.S. Long Distance Corp. Restricted Stock Plan (Exhibit 10.45 to September 30, 1995, Form 10-K)

 10.31 Merrill Lynch Special Prototype Defined Contribution Plan and Adoption Agreement for Merrill Lynch Special Prototype Defined Contribution Plan (401(k) Plan) (Filed herewith)

 10.32 Distribution Agreement dated as of July 10, 1996 between the Company and Billing Information Concepts Corp. (Exhibit 10.1 to Form 8-K filed August 2, 1996)

 10.33 Benefit Plans and Employment Matters Allocation Agreement dated as of July 10, 1996 between the Company and Billing Information Concepts Corp. (Exhibit 10.2 to Form 8-K filed August 2, 1996)

 10.34 Tax Sharing Agreement dated as of July 10, 1996 between the Company and Billing Information Concepts Corp. (Exhibit 10.3 to Form 8-K filed August 2, 1996)

 10.35 Transitional Services and Sublease Agreement dated as of July 10, 1996 between the Company and Billing Information Concepts Corp. (Exhibit
       10.4 to Form 8-K filed August 2, 1996)

 10.36 Zero Plus-Zero Minus Billing and Information Management Services Agreement dated as of July 10, 1996 between the Company and Billing Information Concepts Corp. (Exhibit 10.5 to Form 8-K filed August 2,
       1996)

 10.37 Telecommunications Agreement dated as of July 10, 1996 between the Company and Billing Information Concepts Corp. (Exhibit 10.6 to Form 8-K filed August 2, 1996)

 11.1  Statement regarding computation of per share earnings (Filed herewith)

 21.1  Subsidiaries of the Company (Filed herewith)

 23.1  Consent of Arthur Andersen LLP (Filed herewith)

 27.1  Financial Data Schedule (Filed herewith)

     (b)  REPORTS ON FORM 8-K

          The Company filed a Report on Form 8-K on August 2, 1996, relating to the Distribution of Billing Information Concepts Corp.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                              U.S. LONG DISTANCE CORP.

                              By: /s/ LARRY M. JAMES
                                  --------------------------------
                                  Larry M. James
                                  PRESIDENT AND
                                  CHIEF EXECUTIVE OFFICER

Date: December 19, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of December, 1996.

        SIGNATURE                                   TITLE
        ---------                                   -----
  /s/  PARRIS H. HOLMES, JR.                Chairman of the Board
-----------------------------
       Parris H. Holmes, Jr.


     /s/  LARRY M. JAMES            President and Chief Executive Officer
-----------------------------           (Principal Executive Officer)
          Larry M. James


   /s/  PHILLIP J. STORIN     Senior Vice President and Chief Financial Officer
-----------------------------    (Principal Financial and Accounting Officer)
        Phillip J. Storin


    /s/  CHARLES E. AMATO                         Director
-----------------------------
         Charles E. Amato


     /s/  GARY D. BECKER                          Director
-----------------------------
          Gary D. Becker