Form 10-Q
period 1996-12-31
U S LONG DISTANCE CORP
filed 1997-02-11
CIK 858764

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               -----------

                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1996
                                       or
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicated below is the number of shares outstanding of the registrant's only class of common stock at February 6, 1997:

                                               NUMBER OF SHARES
                 TITLE OF CLASS                   OUTSTANDING
                 --------------                ----------------

          Common Stock, $0.01 par value           15,331,164


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                  INDEX


                                                                                                   PAGE
                                                                                                   ----
PART I    FINANCIAL INFORMATION
Item 1.   Interim Consolidated Financial Statements (Unaudited)
          Consolidated Balance Sheets - December 31, 1996 and September 30, 1996 ..................   3
          Consolidated Statements of Income - For the Three Months Ended
            December 31, 1996 and 1995 ............................................................   4
          Consolidated Statements of Cash Flows - For the Three Months Ended
            December 31, 1996 and 1995 ............................................................   5
          Notes to Interim Consolidated Financial Statements ......................................   6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...  10
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings .......................................................................  17
Item 6.   Exhibits and Reports on Form 8-K ........................................................  17
               (a) Exhibits .......................................................................  17
               (b) Current Reports on Form 8-K ....................................................  17
SIGNATURES ........................................................................................  18

                        PART I - FINANCIAL INFORMATION

               ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                    ASSETS

                                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                                  1996           1996
                                                                              ------------   ------------
Current assets:
 Cash and cash equivalents ...................................................  $ 11,610       $ 8,842
 Accounts receivable, net ....................................................    35,631        35,867
 Prepaids and other ..........................................................     5,561         6,002
                                                                                --------       -------
      Total current assets ...................................................    52,802        50,711
 Property and equipment, net .................................................    29,447        29,577
 Equipment held under capital leases, net ....................................       203           282
 Other assets:
  Excess of cost over net assets acquired, net ...............................    13,663        13,804
  Other assets, net ..........................................................     4,882         4,870
                                                                                --------       -------
      Total assets ...........................................................  $100,997       $99,244
                                                                                --------       -------
                                                                                --------       -------

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable ......................................................  $ 14,372       $10,909
 Accrued liabilities .........................................................    10,330        13,581
 Current portion of long-term debt ...........................................     6,292         5,854
 Current portion of obligations under capital leases .........................       228           294
                                                                                --------       -------
      Total current liabilities ..............................................    31,222        30,638
 Other liabilities ...........................................................       179            52
 Long-term debt, less current portion ........................................     9,995        10,146
 Obligations under capital leases, less current portion ......................       113           143
                                                                                --------       -------
      Total liabilities ......................................................    41,509        40,979

Commitments and contingencies (See Notes 5 and 7)

Stockholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares
   issued or outstanding at December 31, 1996 or September 30, 1996 ..........         0             0
 Common stock, $0.01 par value, 50,000,000 shares authorized; 15,281,649 and
   15,255,977 shares issued and 15,077,548 and 15,051,876 shares outstanding
   at December 31, 1996 and September 30, 1996, respectively .................       153           153
 Additional paid-in capital ..................................................    54,623        54,554
 Retained earnings ...........................................................     6,619         5,465
 Treasury stock ..............................................................    (1,907)       (1,907)
                                                                                --------       -------
      Total stockholders' equity .............................................    59,488        58,265
                                                                                --------       -------
      Total liabilities and stockholders' equity .............................  $100,997       $99,244
                                                                                --------       -------
                                                                                --------       -------

                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                               (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                                  ------------------
                                                                                   1996         1995
                                                                                   ----         ----
Operating revenues:
 Direct dial long distance services ............................................. $35,375      $25,034
 Operator services ..............................................................  13,372       14,674
                                                                                  -------      -------
      Total operating revenues ..................................................  48,747       39,708
Cost of services ................................................................  31,981       26,386
                                                                                  -------      -------
 Gross profit ...................................................................  16,766       13,322
Selling, general and administrative expense .....................................  11,931       11,382
Depreciation and amortization expense ...........................................   2,643        2,771
                                                                                  -------      -------
 Income (loss) from continuing operations .......................................   2,192         (831)
Other income (expense):
 Interest income ................................................................     197          222
 Interest expense ...............................................................    (350)        (376)
 Other, net .....................................................................     (61)         (32)
                                                                                  -------      -------
      Total other expense .......................................................    (214)        (186)
Income (loss) from continuing operations before income tax benefit (provision)...   1,978       (1,017)
Income tax benefit (provision) ..................................................    (825)         171
                                                                                  -------      -------
Net income (loss) from continuing operations ....................................   1,153        (846)

Discontinued operations (See Notes 1 and 2):
 Income from discontinued operations, net of  income taxes of $2,419 (1995)......       0        3,948
                                                                                  -------      -------
Net income ...................................................................... $ 1,153      $ 3,102
                                                                                  -------      -------
                                                                                  -------      -------

Net income (loss) per common share:
 Continuing operations .......................................................... $  0.07      $ (0.06)
 Discontinued operations ........................................................    0.00         0.27
                                                                                  -------      -------
 Net income per common share .................................................... $  0.07      $  0.21
                                                                                  -------      -------
                                                                                  -------      -------

Weighted average common shares and common share equivalents outstanding            16,149       14,853

                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                               (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                           ------------------
                                                                            1996       1995
                                                                            ----       -----
Cash flows from operating activities:
  Net income (1996), net loss from continuing operations (1995) .......... $ 1,153    $  (846)
  Adjustments to reconcile net income (1996), net loss from continuing operations (1995) to net cash provided by operating activities:
      Depreciation and amortization ......................................   2,643      2,771
      Loss on disposition of equipment ...................................      60        107
      Provision for losses on accounts receivable ........................   1,654      1,594
      Deferred compensation ..............................................       0         60
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable .......................  (1,418)     2,494
        (Increase) decrease in prepaids and other ........................     170       (331)
        Increase (decrease) in accounts payable ..........................   3,463       (580)
        Decrease in accrued liabilities ..................................  (3,251)    (2,851)
        Increase (decrease) in other liabilities .........................     127       (168)
                                                                           -------    -------
Net cash provided by operating activities ................................   4,601      2,250
                                                                           -------    -------

Net cash provided by discontinued operations .............................       0      1,212

Cash flows from investing activities:
  Purchases of property and equipment ....................................  (1,989)    (1,073)
  Other investing activities .............................................    (104)      (767)
                                                                           -------    -------
Net cash used in investing activities ....................................  (2,093)    (1,840)
                                                                           -------    -------

Cash flows from financing activities:
  Proceeds from issuance of debt .........................................   2,165          0
  Payments on debt .......................................................  (1,878)    (1,419)
  Payments on capital leases .............................................     (96)      (230)
  Proceeds from issuance of common stock .................................      69         27
                                                                           -------    -------
Net cash provided by (used in) financing activities ......................     260     (1,622)
                                                                           -------    -------
Net increase in cash and cash equivalents ................................   2,768          0
Cash and cash equivalents, beginning of period ...........................   8,842          0
                                                                           -------    -------
Cash and cash equivalents, end of period ................................. $11,610    $     0
                                                                           -------    -------
                                                                           -------    -------

                 The accompanying notes are an integral part of these consolidated financial statements.

                U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The interim consolidated financial statements included herein have been prepared by U.S. Long Distance Corp. ("USLD") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Certain prior period amounts have been reclassified for comparative purposes and to reflect the spin-off discussed in Note 2 below.

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

NOTE 2. DISCONTINUED OPERATIONS

     On August 2, 1996, the Company completed the spin-off of its subsidiary engaged in the billing clearinghouse and information management services business, Billing Information Concepts Corp. ("Billing"). The spin-off has been accounted for as a discontinued operation and, accordingly, the Company restated its consolidated financial statements for all periods presented prior to that date in accordance with Accounting Principles Board Opinion No. 30. The spin-off was a tax-free distribution of 100% of the common stock of Billing to the Company's stockholders.

     Revenue of the discontinued operations of Billing was $23.4 million during the three-month period ended December 31, 1995. Net income of the discontinued operations of Billing was $3.9 million during the three-month period ended December 31, 1995.

NOTE 3. STATEMENT OF CASH FLOWS

     Cash payments and non-cash activities during the periods indicated were as follows:

                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                       ------------------
                                                       1996          1995
                                                       ----          ----
                                                          (IN THOUSANDS)

     Cash payments for interest .....................  $350          $304
     Cash payments for income taxes .................   143             9
     Non-cash investing and financing activities:
       Return of escrowed treasury stock ............     0           118

NOTE 4. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

     In October 1996, the Company entered into a five-year, $6.0 million equipment financing facility. At December 31, 1996, the Company had $6.0 million available for borrowing and did not have any amounts borrowed under this facility. Any borrowings under this facility will bear interest at the five-year treasury bond rate as defined in the agreement. A proposal fee of $60,000 was paid in connection with this facility. In December 1996, the Company entered into a $5.0 million revolving credit receivable financing facility with Billing which allows the Company to borrow against its own operator services accounts receivable. This agreement may be canceled by either party upon written notice. At December 31, 1996, the Company had $5.0 million available for borrowing and did not have any amounts borrowed under this facility. Any borrowings under this facility will bear interest at the prime rate plus 4.0%. This facility is collateralized by the related accounts receivable. In February 1997, the Company entered into a one-year, annually renewable, $10.0 million credit receivable financing facility which allows the Company to borrow against its own direct dial long distance services accounts receivable. Any borrowings under this facility will bear interest at the prime rate plus 0.5%. This facility is collateralized by the related accounts receivable and the Company's cash accounts.

NOTE 5. INCOME TAXES

     The Company has been notified by the Internal Revenue Service ("IRS") that a fiscal 1992 transaction between a wholly owned foreign subsidiary (Mega Plus Dialing, Inc.) and its U.S. subsidiary (Billing, formerly Zero Plus Dialing, Inc.) is proposed to be treated differently by the IRS than originally characterized by the Company. The IRS district office has issued a report that proposed an assessment of taxes, penalties and interest. The assessment has been appealed to the appellate division of the IRS. The Company and its tax counsel believe the possibility that the IRS will prevail in this matter is remote. Consequently, no accrual for this potential liability or any associated taxes, interest or penalties has been made. At the present time, management of the Company does not anticipate this matter will have a material impact on the Company's financial position or results of operations.

NOTE 6. RELATED PARTY TRANSACTIONS

     The Company and Billing share a common individual on their respective boards of directors. Therefore, the companies are considered related parties for financial disclosure purposes. At December 31, 1996 and September 30, 1996, the Company had accounts receivable from Billing of $468,000 and $1.3 million, as well as notes receivable of $969,000 and $1.0 million, respectively. In addition, the Company had accounts payable to Billing of $831,000 and $1.1 million at December 31, 1996 and September 30, 1996, respectively. Operating revenues recognized from Billing were $955,000 and $697,000 for the three-month periods ended December 31, 1996 and 1995, respectively. In addition, the Company incurred operating expenses related to billing and collection fee charges from Billing of $1.2 million and $1.4 million for the three-month periods ended December 31, 1996 and 1995, respectively.

     Historically, the Company has obtained financing for capital expenditures through term debt agreements and capital lease agreements that were guaranteed and cross-collateralized by the Company and Billing. These debt agreements were negotiated based on the strength of the consolidated financial statements, earnings and cash flow of the consolidated group. Most of these debt agreements were secured by the assets of all the subsidiaries within the consolidated group. The Company has received from certain lenders loan agreement amendments or separate loan agreements whereby the subject indebtedness will be secured by only the Company's assets. In other cases, the existing guarantees and security arrangements between the Company and Billing will remain in place for the duration of the facility. In this regard, the Company has agreed to pay Billing a credit support fee of 1% of the average annual outstanding balance.

NOTE 7. COMMITMENTS AND CONTINGENCIES

     At December 31, 1996, the Company was obligated to pay $2.0 million in connection with the purchase of a digital switch located in Atlanta, Georgia.

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

NOTE 8. REGULATORY MATTERS

BILLED PARTY PREFERENCE

     In April 1992, the FCC tentatively proposed adopting a "Billed Party Preference" (BPP) system for automatically routing operator assisted calls to each caller's pre-selected carrier, fundamentally changing the nature of the operator services industry. Comments were requested by the FCC during 1992 and again in 1994. In each case, industry participants overwhelmingly opposed the idea as too costly, relative to the perceived benefits of such a system.

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

     Subsequently, in June 1996, the FCC issued a Second Further Notice of Proposed Rulemaking (SFNPRM) in this proceeding. In it, the FCC proposed adopting a rule which would require operator service providers to announce the rates for certain calls to the billed party prior to connecting the call, thereby allowing the billed party to disconnect such call without incurring any unwanted charges. In September, the FCC released its Second Request for Comment in the SFNPRM, soliciting technical and other administrative details to support the proposed announcement requirement. Most commentors objected to the discriminatory nature of the proposal, which would have some carriers announcing rates while others would not. If any of these proposals are adopted by the FCC, the Company's operator service traffic could be materially adversely affected.

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

     To date, no RBOC has requested authority for in-region interLATA authority, because the provisions set forth above have not been satisfied by any RBOC. However, many entities have reached interconnection agreements with one or more of the RBOCs to date, including the Company, and many states have adopted rules governing local competition. It is reasonable to expect that the conditions for RBOC entry will be met in the near future, and carriers in the interLATA long distance business today, such as the Company, will encounter new, formidable competition.

REGULATORY RATE PROCEEDINGS

     During the course of normal operations, a regulated company may at any time come under specific scrutiny with regard to any of its rates, terms or conditions by which such service is rendered by a state or federal regulatory agency charged with such oversight responsibility, or by an attorney general or other jurisdictional consumer officials. In such cases, a regulated company can be required to, among other things, provide cost justification for the charges it imposes on some or all of its services, or to address perceived consumer inequities. After review of such justification, the regulatory agency, generally, has the authority to require a carrier to modify the process by which such services are rendered or to effect changes to its applicable rate structure. Consumer officials and attorneys general can pursue civil action if their concerns are not adequately addressed by the carrier. The Company operates in several jurisdictions in which its tariffs or services may, from time to time, fall under such scrutiny at the discretion of the governing regulatory agency or other officials. The Company could therefore be required, as a result of such an investigation and subsequent proceeding, to implement changes in its rate structure, which could ultimately affect its revenues. The Company cannot predict whether or not any such requirement may be imposed in any particular jurisdiction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SPECIFICALLY, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND PLANS AND OBJECTIVES OF MANAGEMENT OF THE COMPANY FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, SEASONALITY, THE OPERATION OF THE COMPANY'S NETWORKS, TRANSMISSION COSTS, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN ("CAUTIONARY STATEMENTS"). ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE APPLICABLE CAUTIONARY STATEMENTS.

GENERAL

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the three-month periods ended December 31, 1996 and 1995. It should be read in conjunction with the Interim Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended December 31.

     On July 10, 1996, the Company's Board of Directors approved a plan to spin off the Company's Billing Group Business as a separate public company. To effect the spin-off, the Board approved the distribution of the outstanding shares of common stock of its wholly owned subsidiary that owned and operated the Billing Group Business, Billing, to the Company's stockholders. The distribution was completed on August 2, 1996.

     The spin-off has been accounted for as a discontinued operation and, accordingly, the Company restated its consolidated financial statements for all periods presented prior to that date in accordance with Accounting Principles Board Opinion No. 30. The unaudited Consolidated Pro Forma Statement of Operations for the three-month period ended December 31, 1995 is also included and discussed in a separate section below.

OVERVIEW

     Revenues increased 23% in the first quarter of 1997 to $48.7 million from $39.7 million in the first quarter of 1996. The Company's gross profit margin was 34.4% during the quarter ended December 31, 1996, compared to 33.6% during the quarter ended December 31, 1995.

     The Company's selling, general and administrative ("SG&A") expenses as a percentage of revenues in the quarter ended December 31, 1996 decreased to 24.5% from 28.7% in the quarter ended December 31, 1995. This decrease was primarily the result of tighter expense controls and increased efficiencies. Depreciation and amortization expenses as a percentage of revenues decreased to 5.4% during the quarter ended December 31, 1996 from 7.0% during the quarter ended December 31, 1995. Income from continuing operations of $2.2 million was reported for the quarter ended December 31,

1996, compared to a loss of $831,000 during the same quarter of the prior year.

RESULTS OF OPERATIONS

     The following table presents certain items in the Consolidated Statements of Income as a percentage of total revenues for the three-month periods ended December 31, 1996 and 1995:
                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                        -------------------
                                                         1996        1995
                                                         ----        ----
          Operating revenues:
          Direct dial long distance services ..........  73.0%       63.0%
          Operator services ...........................  27.0        37.0
                                                        -----       -----
          Total operating revenues .................... 100.0       100.0
          Operating expenses:
          Cost of services ............................  65.6        66.4
          Selling, general and administrative .........  24.5        28.7
          Depreciation and amortization ...............   5.4         7.0
                                                        -----       -----
          Income (loss) from continuing operations ....   4.5%       (2.1)%
                                                        -----       -----
                                                        -----       -----

OPERATING REVENUES
     DIRECT DIAL LONG DISTANCE SERVICES. Direct dial long distance services revenue increased 41% to $35.4 million in the first quarter of 1997 compared to $25.0 million in the first quarter of 1996. The increase in revenue is primarily attributable to growth in the number of customers serviced. The Company believes that there are opportunities for continued expansion, both internally and externally through acquisitions, in both of its primary businesses. However, because direct dial long distance services represent the largest market in which the Company is active, management believes that this business presents the Company with its greatest revenue growth opportunity. The Company believes that its base of operator services business affords it the opportunity to expand its direct dial long distance business on a more cost effective basis than many of its direct dial long distance competitors. Accordingly, the Company continues to consider potential acquisitions. Acquisition activity is focused primarily on small to medium-sized companies that will grow the Company's direct dial long distance business. In January 1997, the Company completed its acquisition of Omni Communications, Inc., a regional direct dial long distance service provider headquartered in Palm Beach Gardens, Florida. This acquisition did not have a material effect on the Company's financial position or results of operations. The Company continues to evaluate other acquisition candidates in strategic geographic areas to expand its market.

     OPERATOR SERVICES. Operator services revenue was $13.4 million in the first quarter of 1997 compared to $14.7 million in the first quarter of 1996. The Company processed 3.6 million operator services calls in the first quarter of 1997 compared to 4.4 million in the first quarter of 1996. The Company serviced an average of approximately 62,900 pay telephones and 139,000 hospitality rooms per month for the quarter ended December 31, 1996, compared to an average of approximately 66,200 pay telephones and 129,600 hospitality rooms per month for the quarter ended December 31, 1995. The decrease in revenue is attributable to the decrease in volume of operator services calls. The decrease in call volume is primarily attributable to an increasing awareness on the part of the consumer of the ability to select a carrier of choice by dialing access codes of other carriers ("dial-around"). Additionally, changes in federal or state regulations could negatively impact revenues of the Company (See Note 8 to the Interim Consolidated Financial Statements).

OPERATING EXPENSES
     COST OF SERVICES. The gross profit margin of 34.4% reported for the quarter ended December 31, 1996 increased from 33.6% achieved in the comparable prior year quarter. This increase is due to improved direct dial long distance services gross margins. The direct dial long distance services margin has increased primarily as a result of continued improvements in networking efficiencies and reductions in transmission costs. This increase was offset by an increase in the direct dial long distance services revenues as a percentage of total revenue. Such revenues have a lower gross margin than the operator services revenue and accounted for 73% of the Company's total revenues for the first quarter of 1997 compared to 63% for the corresponding quarter of 1996. Although management continues to undertake measures to improve gross profit margins, continued pricing pressures and the impact of regulatory issues could pressure future gross profit margins.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses for the first quarter of 1997 were $11.9 million, representing 24.5% of revenues, compared to $11.4 million in the first quarter of 1996, or 28.7% of revenues. SG&A expenses as a percentage of revenues have continued to decrease as a result of tighter expense controls and efforts to streamline the Company's operations.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $2.7 million in the first quarter of 1997, compared to $2.8 million in the first quarter of 1996. As a percent of revenues, depreciation and amortization expenses declined to 5.4% in the first quarter of 1997 from 7.0% in the prior year quarter. This decrease is primarily attributable to the increase in revenues from the prior year quarter.

INCOME (LOSS) FROM CONTINUING OPERATIONS
     Income from continuing operations in the first quarter of 1997 increased to $2.2 million for the first quarter of 1997 compared to a loss of $831,000 in the first quarter of 1996. The continued improvement in operations is primarily attributable to the increase in revenues, as discussed above, and the decrease in SG&A expenses as a percentage of revenues.

OTHER EXPENSE, NET
     Net other expense increased slightly to $214,000 in the first quarter of 1997 from $186,000 in the first quarter of 1996. This increase is primarily attributable to a higher level of indebtedness over the prior year quarter.

INCOME TAXES
     The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes which are not deductible for federal income tax purposes.

NET INCOME
     The Company reported net income of $1.2 million in the first quarter of 1997 compared to net income of $3.1 million in the first quarter of 1996. This decrease is attributable to the spin-off of Billing, which provided $3.9 million of net income from discontinued operations in the first quarter of 1996.

EFFECTS OF SPIN-OFF OF BILLING GROUP BUSINESS

     The Consolidated Statements of Income included in this report reflect the continuing operations of the Company for the three-month period ended December 31, 1996 and continuing operations and discontinued operations of the Company for the three-month period ended December 31, 1995. Included below is supplemental unaudited pro forma financial information that management believes is important to provide an understanding of the results of the Company on a stand-alone basis. A Consolidated Pro Forma Statement of Income is presented below for the three-month period ended December 31, 1995. This unaudited Consolidated Pro Forma Statement of Income is based on the historical statement of that period adjusted to reflect a pro forma benefit for income taxes at a 42% tax rate for purposes of comparability. The unaudited Consolidated Pro Forma Statement of Income gives effect to the spin-off as if it had occurred on September 30, 1995. For comparative purposes, the Company's historical Interim Consolidated Statement of Income for the three-month period ended December 31, 1996, is also included below.

     The unaudited consolidated pro forma financial information is presented for informational purposes only and should be read in conjunction with the Company's historical Interim Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein. The unaudited Consolidated Pro Forma Statement of Income of the Company reflects, in management's opinion, all adjustments necessary to fairly state the pro forma results of operations for the period presented and to make the unaudited pro forma statement not misleading.

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                CONSOLIDATED PRO FORMA STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                               (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                       -------------------
                                                         1995      1996
                                                         ----      ----
                                                       PRO FORMA   ACTUAL

Operating revenues:
  Direct dial long distance services ................. $25,034    $35,375
  Operator services ..................................  14,674     13,372
                                                       -------    -------
      Total operating revenues .......................  39,708     48,747
Cost of services .....................................  26,386     31,981
                                                       -------    -------
  Gross profit .......................................  13,322     16,766
Selling, general and administrative expense ..........  11,382     11,931
Depreciation and amortization expense ................   2,771      2,643
                                                       -------    -------
  Income (loss) from operations ......................    (831)     2,192
Other expense, net ...................................    (186)      (214)
                                                       -------    -------
Income (loss) before income tax benefit (provision)...  (1,017)     1,978
Income tax benefit (provision) .......................     428       (825)
                                                       -------    -------
Net income (loss) .................................... $  (589)   $ 1,153
                                                       -------    -------
                                                       -------    -------

Net income (loss) per common share ................... $ (0.04)   $  0.07

Weighted average common shares and common share
  equivalents outstanding ............................  14,853     16,149

OUTLOOK
     The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially.

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

     The Company continues to evaluate and take actions to improve the profitability of its existing products through, among other things, a regionalized approach to pricing, to identify new products to fully utilize the Company's existing sales distribution channels and to evaluate programs that are expected to increase revenues through partnerships with independent sales agents. In December 1996, management expanded product offerings to include Internet services. Furthermore, the Company is in the process of expanding product offerings to include local access in the second quarter of 1997, as well as paging by the end of the third quarter of 1997 and cellular and frame relay/ISDN services in selected markets within the next 12 to 18 months. The Company expects that the expansion of products will increase revenues, as well as strengthen customer relationships and increase customer retention. The Company also plans to expand its direct dial long distance services residential customer base in selected markets through direct marketing efforts, as well as by offering long distance services to employees of commercial customers. To expand its footprint nationally over the next several years, management is considering and will continue to consider new investments in switching and related networking equipment. In January 1997, the Company purchased a digital switch in Atlanta, Georgia. In addition, the Company completed the acquisition of Omni Communications, Inc., a regional direct dial long distance service provider headquartered in Palm Beach Gardens, Florida, in January 1997. This acquisition, although not material to the Company's financial position or results of operations, was strategically planned to increase the Company's presence in the Southeast region of the United States as it brings to the Company a high quality customer base concentrated in Florida. Omni's existing customer base complements the Company's network expansion strategy, as Omni's customers will be serviced directly by the recently purchased digital switch discussed above. The Company continues to evaluate other acquisition candidates in strategic geographic areas to expand its market.

     The Company believes that the planned introduction of the local service product provides the Company a large opportunity for growth. The local services industry is estimated to be a $95 billion market. The Company plans to aggressively expand into the local service business and has signed resale agreements with two RBOCs covering 15 states and an interconnection agreement with one RBOC covering five states. The Company believes that it has the potential to capitalize on its relationship with existing customers to bundle the local product with its existing products and services. The Company's strategy is to initially resell local services to its operator services customers. The Company's existing relationship with operator services customers, who typically own or manage numerous private pay telephones or hotels, provides a unique opportunity for the Company in that the Company will have the potential to provide local access to a large volume of phone lines, yet a limited number of customers. These factors should allow the Company to quickly and efficiently enter the local services market in targeted areas. Secondly, the Company plans to resell local services in target markets where the Company has an existing high concentration of long distance customers. This strategy should give the Company a higher than average sales success rate and minimize customer attrition. In addition, it should allow the Company to more quickly attain the critical mass necessary to justify a capital investment in local switches. Lastly, the Company plans to offer local resale services broadly throughout its customer base. The bundling of these services with operator and long distance services will enhance the Company's product offerings and provide new and existing customers with the integrated communication services they desire.

     The Company has implemented a number of actions designed to improve overall profitability and reduce the Company's cost structure. With regard to improving the Company's gross margins, management is focused on maximizing network efficiencies by implementing technological improvements and reducing unit costs. In November 1995, the Company joined the Associated Communication Companies of America ("ACCA"), a cooperative that provides members with opportunities to pool purchasing power to acquire lower transmission rates from interexchange carriers through volume discounts and to work in partnership with other members to capitalize on resource sharing arrangements such as switch partitioning and network sharing. The Company already has realized, from this arrangement, certain benefits and expects continued benefits as the organization broadens its vendor base.

     In an effort to streamline functional processes and reduce future SG&A expenses, the Company has implemented several technologically advanced tools. An example of one such implementation is the Company's recent deployment of notebook computers to the sales force. These notebook computers have software that allows the Company's sales force to quickly process sales proposals and make enhanced marketing presentations on site at customer locations. In addition, once a proposal has been accepted, the sales force will use the notebook to electronically transmit the order information to the Company's data base and enter the order into the Company's system automatically. This sales automation tool will not only improve the Company's revenue flow as customer orders will be received on an on-line, real-time basis, but should also streamline the sales and order processing functions and thus reduce SG&A expenses. Lastly, management has streamlined and reorganized certain corporate, administrative and overhead functions to align its infrastructure with the smaller operation that resulted from the spin-off.

     Over the past several years, the Company has undertaken a program of developing new products and expanding its existing service offerings, geographic focus and network. In connection with these new products and services, the Company has made significant investments in telecommunications circuits, switches, equipment and software. These investments, generally, are timed to coincide closely with anticipated revenue growth. In addition, the Company continues to increase its sales and marketing, customer support, network operations and field services commitments in anticipation of the expansion of its customer base in targeted geographic markets. The Company expects to continue to expand the breadth and scale of its network and related sales and marketing, customer support and operations activities. The Company attempts to carefully plan these expansion efforts to minimize the effect on profitability; however, these expansion efforts could cause the Company to incur significant increases in expenses, from time to time, in anticipation of potential future growth in the Company's customer base and targeted geographic markets.

     The Company's future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenue growth and reducing cost structure, involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially are the following: business conditions and the general economy, competitive factors, introduction and acceptance of new products, pricing pressures, availability of leased network facilities, risk of collection of accounts receivable, technological advancements, regulatory factors, litigation and other factors as discussed in the cautionary statements.

     The Company believes that it has the competitive product offerings, personnel and financial resources for continued business success; however, future revenues, costs and profits all are influenced by a number of factors and are subject to certain risks and uncertainties, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance increased to $11.6 million at December 31, 1996, from $8.8 million at September 30, 1996. Working capital was $21.6 million at December 31, 1996, compared to $20.1 million at September 30, 1996. The Company's current ratio was 1.7:1 at both December 31, 1996 and September 30, 1996. Additionally, the Company's cash flow provided by continuing operations was $4.6 million for the quarter ended December 31, 1996 as compared to $2.3 million for the quarter ended December 31, 1995.

     Capital expenditures amounted to approximately $2.0 million during the quarter ended December 31, 1996. These expenditures were related primarily to the purchase of telecommunications equipment, computer equipment and software, and office furniture. During the remaining nine months of fiscal 1997, the Company anticipates capital expenditures of $16.0 million to $20.0 million to service the Company's projected growth. Approximately $10.0 million to $12.0 million of these capital expenditures are expected to be purchases of telecommunications equipment, approximately $5.0 million to $7.0 million are expected to be purchases of computer hardware and software to develop systems to support the anticipated growth of the Company's business and the remainder is expected to be for purchases of office furniture and equipment. The Company anticipates financing these capital expenditures primarily through term notes with various lending institutions. Although line of credit commitments have been made by various lenders for equipment purchases, there is no assurance that the Company will be able to obtain satisfactory financing for these capital expenditures.

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

     The Company has a $10.0 million equipment financing facility. At December 31, 1996, the Company had $10.0 million available for borrowing and did not have any amounts borrowed under this facility. In addition, the Company has a $6.0 million equipment financing facility. At December 31, 1996, the Company had $6.0 million available for borrowing and did not have any amounts borrowed under this facility. The Company also has a $5.0 million revolving credit receivable financing facility with Billing which allows the Company to borrow against its own operator services accounts receivable. At December 31, 1996, the Company had $5.0 million available for borrowing and did not have any amounts borrowed under this facility. In February 1997, the Company entered into a $10.0 million credit receivable financing facility which allows the Company to borrow against its own direct dial long distance services accounts receivable. The new debt facilities do not contain any debt covenants that are of a materially more restrictive nature than those of the pre-existing debt facilities.

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

     As consideration for any acquisitions, the Company may issue common stock, preferred stock, convertible debt or other securities, in addition to or in lieu of the payment of cash, that could result in dilution of the percentage ownership of public stockholders. The Company does not intend to seek stockholder approval for any such acquisitions or security issuances unless required by applicable laws or regulations.

                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1 Restated Certificate of Incorporation (Exhibit 3.1 to Form 10-K for the Fiscal Year Ended September 30, 1996)
  3.2 Bylaws, as amended (Exhibit 3.2 to Form 10-K for the Fiscal Year Ended September 30, 1996)
  4.1 Form of Certificate Evidencing Common Stock (Exhibit 4.1 to Form 10-K for the Fiscal Year Ended September 30, 1996)
 11.1   Computation of Earnings Per Share (filed herewith)
 27.1   Financial Data Schedule (filed herewith)

     (b)    Current Reports on Form 8-K:

        None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             U.S. LONG DISTANCE CORP.
                                 (Registrant)


Date:  February 11, 1997      By:      /s/ PHILLIP J. STORIN
                                 ---------------------------------------------
                                           Phillip J. Storin
                                          SENIOR VICE PRESIDENT
                                         CHIEF FINANCIAL OFFICER
                              (Duly authorized and Principal Financial Officer)



Date:  February 11, 1997      By:      /s/  PATRICK M. AELVOET
                                 ---------------------------------------------
                                            Patrick M. Aelvoet
                                               VICE PRESIDENT
                                            CORPORATE CONTROLLER
                              (Duly authorized and Principal Accounting Officer)