Form 10-Q
period 1997-03-31
U S LONG DISTANCE CORP
filed 1997-05-13
CIK 858764

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997
                                        or
/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

     Indicated below is the number of shares outstanding of the registrant's only class of common stock at April 30, 1997:

                  TITLE OF CLASS                         NUMBER OF SHARES
                  --------------                            OUTSTANDING
                                                            -----------
 Common Stock, $0.01 par value                              15,482,159

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I  FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements (Unaudited)
        Consolidated Balance Sheets - March 31, 1997 and September 30,
          1996..............................................................   3
        Consolidated Statements of Income - For the Three and Six Months
          Ended March 31, 1997 and 1996.....................................   4
        Consolidated Statements of Cash Flows - For the Six Months Ended
          March 31, 1997 and 1996...........................................   5
        Notes to Interim Consolidated Financial Statements...................  6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 10
PART II OTHER INFORMATION
Item 1. Legal Proceedings.................................................... 20
Item 4. Submission of Matters to a Vote of Security Holders.................. 20
Item 6. Exhibits and Reports on Form 8-K..................................... 21
                 (a) Exhibits................................................ 21
                 (b) Current Reports on Form 8-K............................. 21
 SIGNATURES.................................................................. 22

                         PART I - FINANCIAL INFORMATION

               ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                MARCH 31, SEPTEMBER 30,
                                                                                  1997         1996
                                                                                --------  -------------
Current assets:
  Cash and cash equivalents.................................................... $  8,766     $ 8,842
  Accounts receivable, net.....................................................   35,528      35,867
  Prepaids and other...........................................................    7,518       6,002
                                                                                --------     -------
       Total current assets....................................................   51,812      50,711
  Property and equipment, net..................................................   33,787      29,577
  Equipment held under capital leases, net.....................................      131         282
  Other assets:
  Excess of cost over net assets acquired, net.................................   13,519      13,804
  Other assets, net............................................................    5,392       4,870
                                                                                --------     -------
       Total assets............................................................ $104,641     $99,244
                                                                                --------     -------
                                                                                --------     -------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................................... $ 15,160     $10,909
  Accrued liabilities..........................................................    8,346      13,581
  Current portion of long-term debt............................................    6,125       5,854
  Current portion of obligations under capital leases..........................      160         294
                                                                                --------     -------
       Total current liabilities...............................................   29,791      30,638
  Other liabilities............................................................      551          52
  Long-term debt, less current portion.........................................   11,824      10,146
  Obligations under capital leases, less current portion.......................       83         143
                                                                                --------     -------
       Total liabilities.......................................................   42,249      40,979

Commitments and contingencies (See Notes 6 and 8)

Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares
    issued or outstanding at March 31, 1997 or September 30, 1996..............        0           0
  Common stock, $0.01 par value, 50,000,000 shares authorized; 15,580,809 and
    15,255,977 shares issued and 15,376,708 and 15,051,876 shares outstanding
    at March 31, 1997 and September 30, 1996, respectively.....................      156         153
  Additional paid-in capital...................................................   56,350      54,554
  Retained earnings............................................................    7,793       5,465
  Treasury stock...............................................................   (1,907)     (1,907)
                                                                                --------     -------
       Total stockholders' equity..............................................   62,392      58,265
                                                                                --------     -------
       Total liabilities and stockholders' equity.............................. $104,641     $99,244
                                                                                --------     -------
                                                                                --------     -------
The accompanying notes are an integral part of these consolidated financial statements.

                    U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                            MARCH 31,             MARCH 31,
                                                                        ------------------     ----------------
                                                                         1997       1996       1997       1996
                                                                        -------    -------    -------    -------
Operating revenues:
  Direct dial long distance services..................................  $39,732    $29,046    $75,107    $54,080
  Operator services...................................................   13,240     14,609     26,612     29,283
  Local services......................................................      196          0        196          0
                                                                        -------    -------    -------    -------
        Total operating revenues......................................   53,168     43,655    101,915     83,363
Cost of services......................................................   35,516     28,875     67,497     55,261
                                                                        -------    -------    -------    -------
  Gross profit........................................................   17,652     14,780     34,418     28,102
Selling, general and administrative expense...........................   12,423     12,929     24,354     24,311
Depreciation and amortization expense.................................    2,704      2,938      5,347      5,709
                                                                        -------    -------    -------    -------
  Income (loss) from continuing operations............................    2,525     (1,087)     4,717     (1,918)
Other income (expense):
  Interest income.....................................................      129        200        326        422
  Interest expense....................................................     (333)      (315)      (683)      (691)
  Other, net..........................................................       67       (100)         6       (132)
                                                                        -------    -------    -------    -------
  Total other expense.................................................     (137)      (215)      (351)      (401)
Income (loss) from continuing operations before income tax benefit
  (provision).........................................................    2,388     (1,302)     4,366     (2,319)
Income tax benefit (provision)........................................     (943)       224     (1,768)       395
                                                                        -------    -------    -------    -------
Net income (loss) from continuing operations..........................    1,445     (1,078)     2,598     (1,924)
Discontinued operations (See Notes 1 and 3):
  Income from discontinued operations, net of income taxes of $3,078 and
  $5,497, three and six months ended March 31, 1996, respectively.....        0      5,022          0      8,970
                                                                        -------    -------    -------    -------
Net income............................................................  $ 1,445    $ 3,944    $ 2,598    $ 7,046
                                                                        -------    -------    -------    -------
                                                                        -------    -------    -------    -------
Net income (loss) per common share:
  Continuing operations...............................................  $  0.09    $ (0.07)   $  0.16    $ (0.13)
  Discontinued operations.............................................     0.00       0.33       0.00       0.60
                                                                        -------    -------    -------    -------
  Net income per common share.........................................  $  0.09    $  0.26    $  0.16    $  0.47
                                                                        -------    -------    -------    -------
                                                                        -------    -------    -------    -------
Weighted average common shares and common share equivalents
  outstanding.........................................................   16,423     15,189     16,286     15,021
The accompanying notes are an integral part of  these consolidated financial statements.

                                       4

                    U.S. LONG DISTANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         -------      --------
Cash flows from operating activities:
  Net income (1997), net loss from continuing operations (1996)......... $ 2,598      $(1,924)
  Adjustments to reconcile net income (1997), net loss from continuing operations (1996) to net cash provided by operating activities:
       Depreciation and amortization....................................   5,347        5,709
       Loss on disposition of equipment.................................      33          206
       Provision for losses on accounts receivable......................   3,960        3,664
       Deferred compensation............................................       0          245
       Changes in operating assets and liabilities:
            Increase in accounts receivable.............................  (3,485)      (7,825)
            Decrease (increase) in prepaids and other...................  (2,760)         732
            Increase in accounts payable................................   4,168        6,161
            Increase (decrease) in accrued liabilities..................  (4,068)       1,293
            Increase (decrease) in other liabilities....................     499         (175)
                                                                         -------      -------
Net cash provided by operating activities...............................   6,292        8,086
                                                                         -------      -------
Net cash used in discontinued operations................................       0       (4,016)
Cash flows from investing activities:
  Purchases of property and equipment...................................  (7,801)      (3,522)
  Proceeds from sale of assets..........................................       0           43
  Other investing activities............................................    (964)       1,382
                                                                         -------      -------
Net cash used in investing activities...................................  (8,765)      (2,097)
                                                                         -------      -------
Cash flows from financing activities:
  Proceeds from issuance of debt........................................   5,452            0
  Payments on debt......................................................  (3,504)      (3,156)
  Payments on capital leases............................................    (194)        (189)
  Proceeds from issuance of common stock................................     643        1,372
                                                                         -------      -------
Net cash provided by (used in) financing activities.....................   2,397       (1,973)
                                                                         -------      -------
Net decrease in cash and cash equivalents...............................     (76)           0
Cash and cash equivalents, beginning of period..........................   8,842            0
                                                                         -------      -------
Cash and cash equivalents, end of period................................ $ 8,766      $     0
                                                                         -------      -------
                                                                         -------      -------
The accompanying notes are an integral part of these consolidated financial statements.

                    U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The interim consolidated financial statements included herein have been prepared by U.S. Long Distance Corp. ("USLD") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Certain prior period amounts have been reclassified for comparative purposes and to reflect the spin-off discussed in Note 3 below.

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

     The Company recognizes revenue from its direct dial long distance, operator and local services as such services are performed.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. SFAS No. 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." SFAS No. 127 amends the effective date for certain provisions of SFAS No. 125 to December 31, 1997. Management of the Company does not anticipate the adoption of SFAS No. 125 will have a material impact on the Company's financial position or results of operations.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. Had SFAS No. 128 been applied, pro forma basic EPS would have been $0.09 and $0.17 for the three and six months ended March 31, 1997, respectively, and $0.27 and $0.49 for the three and six months ended March 31, 1996, respectively. Pro forma diluted EPS would have been $0.09 and $0.16 for the three and six months ended March 31, 1997, respectively, and $0.26 and $0.47 for the three and six months ended March 31, 1996, respectively. Management of the Company does not anticipate the adoption of SFAS No. 128 will have a material impact on the Company's financial position or results of operations.

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

     Revenues of the discontinued operations of Billing were $26.9 million and $50.3 million for the three and six-month periods ended March 31, 1996, respectively. Net income of the discontinued operations of Billing was $5.0 million and $9.0 million for the three and six-month periods ended March 31, 1996, respectively.

NOTE 4. STOCKHOLDERS' EQUITY

     During the six months ended March 31, 1997, employees of the Company exercised stock options to purchase an aggregate of 165,792 common shares at exercise prices ranging from $0.78 to $4.76 per share, resulting in aggregate consideration to the Company of approximately $424,000 in cash. In addition, the Company issued an aggregate of 59,040 common shares during the six months ended March 31, 1997 to participants in the U.S. Long Distance Corp. Employee Stock Purchase Plan, resulting in aggregate consideration to the Company of approximately $219,000 in cash.

NOTE 5. STATEMENTS OF CASH FLOWS

     Cash payments and non-cash activities during the periods indicated were as follows:
                                                                SIX MONTHS ENDED
                                                                     MARCH 31,
                                                                ----------------
                                                                   1997    1996
                                                                  ------  ------
                                                                  (IN THOUSANDS)
  Cash payments for income taxes................................. $1,257  $4,533
  Cash payments for interest.....................................    683     674
  Non-cash investing and financing activities:
     Assets acquired in connection with pooling of interests.....    110       0
     Liabilities assumed in connection with pooling of interests.    118       0
     Common stock issued in connection with pooling of interests.    248       0
     Tax benefit of options exercised............................    909       0
     Return of escrowed treasury stock...........................      0     118

NOTE 6. INCOME TAXES

     The Company has been notified by the Internal Revenue Service ("IRS") that a fiscal 1992 transaction between a wholly owned foreign subsidiary (Mega Plus Dialing, Inc.) and its U.S. subsidiary (Billing Information Concepts, Inc., formerly Zero Plus Dialing, Inc.) is proposed to be treated differently by the IRS than originally characterized by the Company. The IRS district office has issued a report that proposed an assessment of taxes, penalties and interest. The assessment has been appealed to the appellate division of the IRS. The Company and its tax counsel believe the possibility that the IRS will prevail in this matter is remote. Consequently, no accrual for this potential liability or any associated taxes, interest or penalties has been made. At the present time, management of the Company does not anticipate this matter will have a material impact on the Company's financial position or results of operations.

NOTE 7. RELATED PARTY TRANSACTIONS

     The Company and Billing share a common individual on their respective boards of directors. Therefore, the companies are considered related parties for financial disclosure purposes. At March 31, 1997 and September 30, 1996, the Company had accounts receivable from Billing of $237,000 and $1.3 million, as well as notes receivable of $902,000 and $1.0 million, respectively. In addition, the Company had accounts payable to Billing of $971,000 and $1.1 million at

March 31, 1997 and September 30, 1996, respectively. Operating revenues recognized from Billing were $621,000 and $948,000 for the three-month periods ended March 31, 1997 and 1996, respectively. Operating revenues recognized from Billing were $1.6 million and $1.6 million for the six-month periods ended March 31, 1997 and 1996, respectively. In addition, the Company incurred operating expenses related to billing and collection fee charges from Billing of $1.3 million and $1.2 million for the three-month periods ended March 31, 1997 and 1996, respectively. Operating expenses related to billing and collection fee charges from Billing of $2.5 million and $2.6 million were incurred for the six-month periods ended March 31, 1997 and 1996, respectively.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

NOTE 9. REGULATORY MATTERS

BILLED PARTY PREFERENCE

     In April 1992, the FCC tentatively proposed adopting a "Billed Party Preference" ("BPP") system for automatically routing operator assisted calls to each caller's pre-selected carrier, fundamentally changing the nature of the operator services industry. Comments were requested by the FCC during 1992 and again in 1994. In each case, industry participants overwhelmingly opposed the idea as too costly, relative to the perceived benefits of such a system.

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

     Subsequently, in June 1996, the FCC issued a Second Further Notice of Proposed Rulemaking ("SFNPRM") in this proceeding. In it, the FCC proposed adopting a rule which would require OSPs to announce the rates for certain calls to the billed party prior to connecting the call, thereby allowing the billed party to disconnect such call without incurring any unwanted charges. In 1996, the FCC released its Second Request for Comment in the SFNPRM, soliciting technical and other administrative details to support the proposed announcement requirement. Most commentors objected to the discriminatory nature of the proposal, which would have some carriers announcing rates while others would not. If any of these proposals are adopted by the FCC, the Company's operator service traffic could be materially adversely affected.

MFJ LEGISLATION

     On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 into law. The new law allows the RBOCs to petition their respective "in-region" state regulatory agencies to seek authority from the FCC to allow the applicant RBOC to provide long distance services. To obtain this authority, each state agency is required to certify to the FCC that the applicant RBOC has satisfied a legislative "checklist" that outlines the steps required for an RBOC to open its network to competition on a local basis. These steps include the provision of competitive network interconnection, unbundled access to network elements and other necessary access to poles, ducts, conduits and rights-of-way. Furthermore, applicant RBOCs must provide non-discriminatory access to white pages listings and telephone number assignments. Applicant RBOCs must provide local number portability, toll dialing parity and local service resale. The FCC is required to consult with the Department of Justice ("DOJ") to assist in determining if an applicant RBOC's entry into the long distance business violates any antitrust standards the DOJ considers appropriate. Ninety days after receiving such an application, the FCC is required to render its decision. RBOCs are required to establish separate subsidiaries through which they could first offer in-region long distance services. RBOCs may provide out-of-region long distance services subject to existing laws and regulations governing long distance communications.

     To date, no RBOC has been granted authority for in-region interLATA services, because the provisions set forth above have not been satisfied by any RBOC. However, many entities, including the Company, have reached interconnection agreements with one or more of the RBOCs to date, and many states have adopted rules governing local competition. It is reasonable to expect that the conditions for RBOC entry will be met in the near future, and carriers in the interLATA long distance business today, such as the Company, will encounter new, formidable competition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SPECIFICALLY, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING THE OUTLOOK, REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND PLANS AND OBJECTIVES OF MANAGEMENT OF THE COMPANY FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "COULD," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, SEASONALITY, THE OPERATION OF THE COMPANY'S NETWORKS, TRANSMISSION COSTS, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN ("CAUTIONARY STATEMENTS"). ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE APPLICABLE CAUTIONARY STATEMENTS.

GENERAL

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six-month periods ended March 31, 1997 and 1996. It should be read in conjunction with the Interim Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended March 31.

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

     The spin-off has been accounted for as a discontinued operation, and accordingly, the Company restated its consolidated financial statements for all periods presented prior to that date in accordance with Accounting Principles Board Opinion No. 30. The unaudited Consolidated Pro Forma Statements of Income for the three and six-month periods ended March 31, 1996 are also included and discussed in a separate section below.

OVERVIEW

     Revenues increased 22% in the second quarter of 1997 to $53.1 million from $43.7 million in the second quarter of 1996. Revenues increased 22% in the six-month period ended March 31, 1997, compared to the corresponding period of 1996. The Company's gross profit margin was 33.2% and 33.8% during the quarter and six months ended March 31, 1997, respectively, compared to 33.9% and 33.7% during the same periods of 1996.

     The Company's selling, general and administrative ("SG&A") expenses as a percentage of revenues in the quarter ended March 31, 1997 decreased to 23.4% from 29.6% in the quarter ended March 31, 1996. SG&A expenses as a percentage of revenues were 23.9% in the first six months of fiscal 1997 compared to 29.2% in the corresponding period of 1996. This decrease was primarily the result of tighter expense controls and increased efficiencies. Depreciation and amortization expenses as a percentage of revenues decreased to 5.1% and 5.2% during the quarter and six months ended March 31, 1997, respectively, from 6.7% and 6.8% during the same periods of 1996. Income from continuing operations of $2.5 million was reported for the quarter ended March 31, 1997, compared to a loss of $1.1 million during the same quarter of the prior year.
 For the first six months of fiscal 1997, income from continuing operations was $4.7 million compared to a loss of $1.9 million during the same period of the prior year.

RESULTS OF OPERATIONS

     The following table presents certain items in the Consolidated Statements of Income as a percentage of total revenues for the three and six-month periods ended March 31, 1997 and 1996:

                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 MARCH 31,         MARCH 31,
                                            ------------------  ----------------
                                               1997     1996     1997     1996
                                              ------   ------   ------   ------
     Operating revenues:
     Direct dial long distance services....... 74.7%    66.5%    73.7%    64.9%
     Operator services........................ 24.9     33.5     26.1     35.1
     Local services...........................  0.4      0.0      0.2      0.0
                                              -----    -----    -----    -----
     Total operating revenues.................100.0    100.0    100.0    100.0
     Operating expenses:
     Cost of services......................... 66.8     66.1     66.2     66.3
     Selling, general and administrative...... 23.4     29.6     23.9     29.2
     Depreciation and amortization............  5.1      6.7      5.2      6.8
                                              -----    -----    -----    -----
     Income (loss) from continuing operations.  4.7%    (2.4)%    4.7%    (2.3)%
                                              -----    -----    -----    -----
                                              -----    -----    -----    -----

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996 OPERATING REVENUES
     Revenues increased 22% in the second quarter of 1997 to $53.1 million from $43.7 million in the second quarter of 1996. Growth in direct dial long distance services revenue accounted for $10.7 million of the total increase in revenues while operator services revenues decreased by $1.4 million.

     DIRECT DIAL LONG DISTANCE SERVICES. Direct dial long distance services revenue increased 37% to $39.7 million in the second quarter of 1997 compared to $29.0 million in the second quarter of 1996. The increase in revenue is primarily attributable to growth in the number of customers serviced.

     OPERATOR SERVICES. Operator services revenue was $13.2 million in the second quarter of 1997 compared to $14.6 million in the second quarter of 1996. The Company processed 3.6 million operator services calls in the second quarter of 1997 compared to 4.2 million in the second quarter of 1996. The Company serviced an average of approximately 64,200 pay telephones and 142,000 hospitality rooms per month for the quarter ended March 31, 1997, compared to an average of approximately 67,500 pay telephones and 121,100 hospitality rooms per month for the quarter ended March 31, 1996. The decrease in revenue is principally attributable to the decrease in volume of operator services calls. The decrease in call volume is primarily attributable to an increasing awareness on the part of the consumer of the ability to select a carrier of choice by dialing access codes of other carriers ("dial-around").

     LOCAL SERVICES. Local service revenue was $196,000 in the second quarter of 1997 compared to $0 in the second quarter of 1996. The Company entered the local service market in Texas during the second quarter of 1997, and was providing local resale service to approximately 5,000 privately owned pay telephones in Texas at March 31, 1997.

OPERATING EXPENSES
     COST OF SERVICES. The gross profit margin of 33.2% reported for the quarter ended March 31, 1997 decreased from 33.9% achieved in the comparable prior year quarter. This decrease is due primarily to an increase in the direct dial long distance services revenues as a percentage of total revenue. Such revenues have a lower gross margin than the operator services revenue and accounted for 74.7% of the Company's total revenues for the second quarter of 1997 compared to

66.5% for the corresponding quarter of 1996. Additional reoccurring network fixed costs associated with the Company's newly installed Atlanta switch also contributed to the decrease. The switch was installed during the second quarter of 1997. Although management continues to undertake measures to improve gross profit margins, continued pricing pressures and the impact of regulatory issues could pressure future gross profit margins.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses for the second quarter of 1997 were $12.4 million, representing 23.4% of revenues, compared to $12.9 million in the second quarter of 1996, or 29.6% of revenues. SG&A expenses decreased $506,000, or 4.0%, compared to the second quarter of 1996. SG&A expenses as a percentage of revenues have continued to decrease as a result of tighter expense controls and efforts to streamline the Company's operations.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $2.7 million in the second quarter of 1997, compared to $2.9 million in the second quarter of 1996. As a percent of revenues, depreciation and amortization expense declined to 5.1% in the second quarter of 1997 from 6.7% in the prior year quarter. This decrease is partially attributable to the increase in revenues from the prior year quarter. In addition, depreciation and amortization expense decreased $234,000 compared to the second quarter of 1996. This decrease is primarily attributable to the $1.8 million write-off of certain computer equipment, customer lists and goodwill as part of a fourth quarter fiscal 1996 restructuring charge.

INCOME (LOSS) FROM CONTINUING OPERATIONS
     Income from continuing operations in the second quarter of 1997 increased to $2.5 million for the second quarter of 1997, compared to a loss of $1.1 million in the second quarter of 1996. The continued improvement in operations is primarily attributable to the increase in revenues and the decrease in SG&A expenses as a percentage of revenues, both of which are discussed above.

OTHER EXPENSE, NET
     Net other expense decreased to $137,000 in the second quarter of 1997 from $215,000 in the second quarter of 1996. This decrease is primarily attributable to other miscellaneous income recognized in the second quarter of 1997.

INCOME TAXES
     The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes which are not deductible for federal income tax purposes. The effective tax rate increased to 39.5% in the second quarter of 1997 from 17.2% in the second quarter of 1996 due to the graduated federal income tax rate structure.

NET INCOME
     The Company reported net income of $1.4 million in the second quarter of 1997 compared to net income of $3.9 million in the second quarter of 1996. This decrease is attributable to the spin-off of Billing, which provided $5.0 million of net income from discontinued operations in the second quarter of 1996.

SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996 OPERATING REVENUES
     Revenues increased 22% in the first six months of 1997 to $101.9 million from $83.4 million in the first six months of 1996. Growth in direct dial long distance services revenue accounted for $21.0 million of the total increase in revenues while operator services revenue decreased by $2.7 million.

     DIRECT DIAL LONG DISTANCE SERVICES. Direct dial long distance services revenue increased 39% to $75.1 million in the first six months of 1997 compared to $54.1 million in the first six months of 1996. The increase in revenue is primarily attributable to growth in the number of customers serviced.

     OPERATOR SERVICES. Operator services revenue was $26.6 million in the first six months of 1997 compared to $29.3 million in the first six months of 1996. The Company processed 7.2 million operator services calls in the first six months of 1997 compared to 8.5 million in the first six months of 1996. The Company serviced an average of approximately 63,500 pay telephones and 140,300 hospitality rooms per month for the six months ended March 31, 1997, compared to an average of approximately 66,800 pay telephones and 126,400 hospitality rooms per month for the six months ended March 31, 1996. The decrease in revenue is principally attributable to the decrease in volume of operator services calls. The decrease in call volume is primarily attributable to an increasing awareness on the part of the consumer of the ability to select a carrier of choice by dialing access codes of other carriers ("dial-around").

     LOCAL SERVICES. Local service revenue was $196,000 in the first six months of 1997 compared to $0 in the first six months of 1996. The Company entered the local service market in Texas during the second quarter of 1997, and was providing local resale service to approximately 5,000 privately owned pay telephones in Texas at March 31, 1997.

OPERATING EXPENSES
     COST OF SERVICES. The gross profit margin of 33.8% reported for the six months ended March 31, 1997 increased slightly from 33.7% achieved in the comparable prior year period. This increase is due primarily to improved direct dial long distance and operator services gross margins. The direct dial and operator services margins have increased primarily as a result of continued improvements in networking efficiencies and reductions in transmission costs. However, this increase was virtually offset by an increase in the direct dial long distance services revenues as a percentage of total revenue. Such revenues have a lower gross margin than the operator services revenue and accounted for 73.7% of the Company's total revenues for the first six months of 1997 compared to 64.9% for the corresponding six months of 1996. Additional reoccurring network fixed costs associated with the Company's newly installed Atlanta switch also impacted the margin. The switch was installed during the second quarter of 1997. Although management continues to undertake measures to improve gross profit margins, continued pricing pressures and the impact of regulatory issues could pressure future gross profit margins.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses for the first six months of 1997 were $24.4 million, representing 23.9% of revenues, compared to $24.3 million in the first six months of 1996, or 29.2% of revenues. SG&A expenses as a percentage of revenues have continued to decrease as a result of tighter expense controls and efforts to streamline the Company's operations.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $5.3 million in the first six months of 1997, compared to $5.7 million in the first six months of 1996. As a percent of revenues, depreciation and amortization expense declined to 5.2% in the first six months of 1997 from 6.8% in the prior year period. This decrease is partially attributable to the increase in revenues from the prior year period. In addition, depreciation and amortization expense decreased $362,000 compared to the first six months of 1996. This decrease is primarily attributable to the $1.8 million write-off of certain computer equipment, customer lists and goodwill as part of a fourth quarter fiscal 1996 restructuring charge.

INCOME (LOSS) FROM CONTINUING OPERATIONS
     Income from continuing operations in the first six months of 1997 increased to $4.7 million for the first six months of 1997, compared to a loss of $1.9 million in the first six months of 1996. The continued improvement in operations is primarily attributable to the increase in revenues and the decrease in SG&A expenses as a percentage of revenues, both of which are discussed above.

OTHER EXPENSE, NET
     Net other expense decreased slightly to $351,000 in the first six months of 1997 from $401,000 in the first six months of 1996. This decrease is primarily attributable to other miscellaneous income recognized in the second quarter of 1997.

INCOME TAXES
     The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes which are not deductible for federal income tax purposes. The effective tax rate increased to 40.5% in the first six months of 1997 from 17.0% in the first six months of 1996 due to the graduated federal income tax rate structure.

NET INCOME
      The Company reported net income of $2.6 million in the first six months of 1997 compared to net income of $7.0 million in the first six months of 1996. This decrease is attributable to the spin-off of Billing, which provided $8.9 million of net income from discontinued operations in the first six months of 1996.

EFFECTS OF SPIN-OFF OF BILLING GROUP BUSINESS

     The Consolidated Statements of Income included in this report reflect the continuing operations of the Company for the three and six-month periods ended March 31, 1997, and continuing operations and discontinued operations of the Company for the three and six-month periods ended March 31, 1996. Included below is supplemental unaudited pro forma financial information that management believes is important to provide an understanding of the results of the Company on a stand-alone basis. Consolidated Pro Forma Statements of Income are presented below for the three and six-month periods ended March 31, 1996. These unaudited Consolidated Pro Forma Statements of Income are based on the historical statements of that period adjusted to reflect a pro forma benefit for income taxes at a 42% tax rate reflective of the Company's three-year historical tax rate. The unaudited Consolidated Pro Forma Statements of Income give effect to the spin-off as if it had occurred on September 30, 1995. For comparative purposes, the Company's historical Interim Consolidated Statements of Income for the three and six-month periods ended March 31, 1997, are also included below.

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

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES
                  CONSOLIDATED PRO FORMA STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           MARCH 31,                 MARCH 31,
                                                      -------------------     --------------------
                                                        1996        1997        1996         1997
                                                      ---------    ------     ---------     ------
                                                      PRO FORMA    ACTUAL     PRO FORMA     ACTUAL
Operating revenues:
   Direct dial long distance services................  $29,046     $39,732     $54,080     $ 75,107
   Operator services.................................   14,609      13,240      29,283       26,612
   Local services....................................        0         196           0          196
                                                       -------     -------     -------     --------
      Total operating revenues.......................   43,655      53,168      83,363      101,915
Cost of services.....................................   28,875      35,516      55,261       67,497
                                                       -------     -------     -------     --------
   Gross profit......................................   14,780      17,652      28,102       34,418
Selling, general and administrative expense..........   12,929      12,423      24,311       24,354
Depreciation and amortization expense................    2,938       2,704       5,709        5,347
                                                       -------     -------     -------     --------
Income (loss) from operations........................   (1,087)      2,525      (1,918)       4,717
Other expense, net...................................     (215)       (137)       (401)        (351)
                                                       -------     -------     -------     --------
Income (loss) before income tax benefit (provision)..   (1,302)      2,388      (2,319)       4,366
Income tax benefit (provision).......................      547        (943)        975       (1,768)
                                                       -------     -------     -------     --------
Net income (loss)....................................  $  (755)    $ 1,445     $(1,344)    $  2,598
                                                       -------     -------     -------     --------
                                                       -------     -------     -------     --------
Net income (loss) per common share...................  $ (0.05)    $  0.09     $ (0.09)    $   0.16
Weighted average common shares and common share
equivalents outstanding..............................   15,189      16,423      15,021       16,286

OUTLOOK

          The statements contained in this Outlook are based on management's current expectations. These statements are forward-looking, and actual results may differ materially.

     The industry in which the Company operates is very competitive and is characterized by rapid change. In addition, the Company has faced, and continues to face, regulatory issues that have affected or that may affect operating revenues and operating profit. The continued success of the Company is dependent on its ability to adapt to these competitive and regulatory changes. In developing strategies to achieve continued growth in operating revenues and operating profits, the Company anticipates continuing geographic expansion, expanding its product offerings and controlling costs to improve gross margins and reduce SG&A expense as a percentage of revenue.

     The Company continues to evaluate and take actions to improve the profitability of its existing products through, among other things, a regionalized approach to pricing, to identify new products to fully utilize the Company's existing sales distribution channels and to evaluate programs that are expected to increase revenues through partnerships with independent sales agents. In December 1996 and February 1997, management expanded product offerings to include Internet access and local access services, respectively. Furthermore, the Company is in the process of expanding product offerings to include paging, cellular, integrated services digital network ("ISDN") and frame relay services in selected markets within the next 12 to 18 months. The Company is expanding its direct dial long distance services residential customer base by offering long distance services to employees of commercial customers. In addition, due to the Telecommunications Act of 1996, which requires RBOCs desiring to enter the long distance services market to, among other things, open their networks to competition on a local basis as well as establish separate subsidiaries through which they can offer in-region long distance services, the Company's opportunities in the operator services market have expanded. In addition to the 350,000 private pay telephones the Company has traditionally marketed its services to, operator, long distance and local services will now be marketed to an additional 1.7 million public pay telephones, or to a total pay telephone market of approximately 2.0 million. The Company is currently developing new products and redesigning existing products to support the expanded market. The Company expects that both the expanding operator services market opportunity and the expansion of product offerings will increase revenues, as well as strengthen customer relationships and increase customer retention. However, as the Company is in the early stages of its marketing efforts, the revenue increase cannot be accurately predicted and may not be material to the Company's financial position or results of operations.

     Management believes that there are opportunities for continued geographic expansion through acquisition and continued development of the Company's network. The Company believes that its base of operator services business affords it the opportunity to expand its direct dial long distance and local services on a more cost effective basis than many of its competitors. The Company continues to evaluate acquisition candidates in strategic geographic areas to expand its market. Acquisition activity is focused primarily on small to medium-sized companies that will grow the Company's direct dial long distance business. To expand its footprint nationally over the next several years, management is considering and will continue to consider new investments in switching and related networking equipment. In January 1997, the Company purchased a digital switch in Atlanta, Georgia, and completed the acquisition of Omni Communications, Inc. ("Omni"), a regional direct dial long distance service provider headquartered in Palm Beach Gardens, Florida. The Omni acquisition, although not material to the Company's financial position or results of operations, was strategically planned to increase the Company's presence in the Southeast region of the United States as it brings to the Company a high quality customer base concentrated in Florida. Omni's existing customer base complements the Company's network expansion strategy, as Omni's customers are being serviced directly by the recently purchased digital switch discussed above.

     The Company believes that the introduction of the local service product provides the Company a large opportunity for growth. The local services industry in the United States is estimated to be a $95 billion market. The Company is aggressively expanding into the local service business and has signed resale agreements with three RBOCs covering 15 states and interconnection agreements with two RBOCs covering six states. The Company believes that it has the potential to capitalize on its relationship with existing customers to bundle the local product with its existing products and services. These factors will enable the Company to quickly and efficiently enter the local services market in targeted areas. The Company's strategy is to roll out three product offerings over a six-month period. The first is a resale product targeted to the Company's private pay telephone customers. The Company's existing relationship with private pay telephone customers provides a unique opportunity for the Company. The Company has the potential to provide local access to a large volume of phone lines, yet a limited number of customers. This product was offered in the second quarter of 1997 and generated $196,000 of revenue in that quarter. In the third quarter of 1997, a resale local product will be offered to commercial customers. This product will be offered in targeted markets where the Company has an existing high concentration of long distance customers. This strategy should provide the Company a higher than average sales success rate and increase customer retention. In addition, it should enable the Company to more quickly attain the critical mass necessary to justify a capital investment in local switching equipment. The third product, a switched local product, will be offered to commercial and pay telephone customers in selected markets in the fourth quarter of 1997. The bundling of these services with operator and long distance services will enhance the Company's product offerings and provide new and existing customers with the integrated communication services they desire. Initially, all three products will be sold into the Company's existing customer base in an effort to leverage existing strong relationships and minimize SG&A expenses. The Company anticipates that it could have approximately 30,000 pay telephones and more than 60,000 commercial lines on its local service products by the end of fiscal 1998.

     The Company has implemented a number of actions designed to improve overall profitability and reduce the Company's cost structure. With regard to improving the Company's gross margins, management is focused on maximizing network efficiencies by implementing technological improvements and reducing unit costs. In November 1995, the Company joined the Associated Communication Companies of America ("ACCA"), a cooperative that provides members with opportunities to pool purchasing power to acquire lower transmission rates from interexchange carriers and discounts on switching equipment purchases through volume discounts and to work in partnership with other members to capitalize on resource sharing arrangements such as switch partitioning and network sharing. The Company already has realized, from this arrangement, lower network costs and expects continued benefits as the organization broadens its member and vendor base.

     In an effort to improve sales force productivity, streamline functional processes and reduce future SG&A expenses, the Company has implemented several technologically advanced tools. An example of one such implementation is the Company's recent deployment of notebook computers to the sales force. These notebook computers have software that allows the Company's sales force to quickly prepare sales proposals and make enhanced marketing presentations on site at customer locations. In addition, once a proposal has been accepted by the customer, the sales force will use the notebook computer to electronically transmit the order information into the Company's centralized order system automatically. This sales automation tool will not only accelerate the Company's revenue flow as customer orders will be received on an on-line, real-time basis, but should also streamline the sales and order processing functions and thus reduce SG&A expenses. In addition, management has streamlined and reorganized certain corporate, administrative and overhead functions to align its infrastructure with the smaller operation that resulted from the spin-off.

     Over the past several years, the Company has undertaken a program of developing new products and expanding its existing service offerings, geographic focus and network. In connection with these new products and services, the Company has made significant investments in circuitry, switches and related equipment and software. These investments, generally, are timed to coincide closely with anticipated revenue growth. In addition, the Company continues to increase its sales and marketing, customer support, network operations and field services commitments in anticipation of the expansion of its customer base in targeted geographic markets. The Company expects to continue to expand the breadth and scale of its network and related sales and marketing, customer support and operations activities. The Company attempts to carefully plan these expansion efforts to minimize the effect on SG&A expenses; however, these expansion efforts could cause the Company to incur significant increases in expenses, from time to time, in anticipation of potential future growth in the Company's customer base and targeted geographic markets.

     On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 ("the Act") into law. The new law allows the RBOCs to petition their respective "in-region" state regulatory agencies to seek authority from the FCC to allow the applicant RBOC to provide long distance services in competition with the Company. To obtain this authority, each state agency is required to certify to the FCC that the applicant RBOC has satisfied a legislative "checklist" that outlines the steps required for an RBOC to open its network to competition on a local basis, which would allow the Company to offer local service in RBOC service areas. It is reasonable to expect that the conditions for RBOC entry will be met in the near future, and carriers in the interLATA long distance business today, such as the Company, will encounter new, formidable competition. The viability of competition in the local market depends greatly upon the conditions under which such service is made available by the RBOCs. Local network pricing and contract requirement decisions promulgated by the FCC in their Interconnection Order released in August 1996 are currently under appeal in the Eighth Circuit Court of Appeals. The outcome of these appeals will have significant influence on the Company's strategy in entering the local market. Additionally, as a result of the Act, the FCC has undertaken to restructure the means by which long distance access services are priced, and the manner in which universal service subsidies are collected and re-distributed. The charges currently assessed in support of these subsidies are a significant component of the Company's overall line costs. Changes in this structure will be reflected in the Company's network costs. The Company cannot predict whether the ultimate dispensation of the FCC's rulemakings or adjudication of the aforementioned appeals will have a material impact upon the Company's financial position or results of operations. The continued success of the Company is dependent on its ability to adapt to these competitive and regulatory changes.

     The Company's future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenue growth and reducing cost structure, involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially are the following: business conditions and the general economy, regulatory developments, competitive factors, introduction and acceptance of new products, pricing pressures, availability of leased network facilities, risk of collection of accounts receivable, technological advancements, regulatory factors, litigation and other factors as discussed in the cautionary statements and elsewhere herein.

     The Company believes that it has the competitive product offerings, personnel and financial resources for continued business success; however, future revenues, costs and profits all are influenced by a number of factors and are subject to certain risks and uncertainties, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance was $8.8 million at both March 31, 1997 and September 30, 1996. Working capital was $22.0 million at March 31, 1997, compared to $20.1 million at September 30, 1996. The Company's current ratio was 1.7:1 at both March 31, 1997 and September 30, 1996. Additionally, the Company's cash flow provided by continuing operations was $6.3 million for the six months ended March 31, 1997, as compared to $8.1 million for the six months ended March 31, 1996. Refer to the Consolidated Statements of Cash Flows on page five of this Form 10-Q for a detailed account of the Company's cash flow activity.

     Capital expenditures amounted to approximately $7.8 million during the six months ended March 31, 1997. These expenditures were related primarily to the purchase of telecommunications equipment, computer equipment and software, and office furniture. During the remaining six months of fiscal 1997, the Company anticipates capital expenditures of $7.0 million to $9.0 million to service the Company's projected growth. Approximately $5.0 million to $6.0 million of these capital expenditures are expected to be purchases of telecommunications equipment, approximately $2.0 million to $3.0 million are expected to be purchases of computer hardware and software to develop systems to support the anticipated growth of the Company's business and the remainder is expected to be for purchases of office furniture and equipment. The Company anticipates financing these capital expenditures primarily through term notes with various lending institutions. The Company's operations and expansion into new geographic markets will continue to require substantial capital investment for the development and procurement of transmission facilities and telecommunications and office equipment. In addition, any acquisitions that the Company may consummate may require substantial capital investment. The Company believes that it has the ability to continue to secure long-term equipment financing and that this ability, combined with cash flow generated from operations and available borrowing capacity under its existing credit facilities, will be sufficient to fund capital expenditures, working capital needs and debt repayment requirements for the foreseeable future. Although line of credit commitments have been made by various lenders for equipment purchases, there is no assurance that the Company will continue to be able to obtain satisfactory financing for these capital expenditures and investments.

     The Company has equipment financing facilities with several lenders for a total of $16.0 million. At March 31, 1997, the Company had $3.3 million borrowed under these facilities. The Company also has a $5.0 million revolving credit receivable financing facility with Billing, which allows the Company to borrow against its own operator services accounts receivable. At March 31, 1997, the Company did not have any amounts borrowed under this facility. In addition, the Company has a $10.0 million credit receivable financing facility which allows the Company to borrow against its own direct dial long distance services accounts receivable. At March 31, 1997, the Company did not have any amounts borrowed under this facility.

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

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on February 25, 1997, the following members were elected to the Board of Directors:

                                       Votes For   Votes Withheld
                                       ----------  --------------

Parris H. Holmes, Jr.................  13,904,345      140,288
F. Gardner Parker....................  13,904,345      140,288

     Continuing directors not standing for re-election until the 1998 and 1999 Annual Meetings of Stockholders are Larry M. James (1998), Gary D. Becker (1999) and Charles E. Amato (1999).

     The following proposals were approved at the Company's Annual Meeting:

                                       Votes For  Votes Against  Votes Abstained
                                       ---------- -------------  ---------------
Amendments to the 1993 Non-Employee
 Director Plan of U.S. Long Distance
 Corp................................. 10,701,752   2,684,730        170,110
Ratification of outstanding stock
 option grant to Parris H. Holmes, Jr. 10,733,912   2,351,288        152,786
Ratification of Arthur Andersen LLP as
 independent public accountants....... 13,917,457      64,330         64,698

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

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
   3.1 Restated Certificate of Incorporation (Exhibit 3.1 to Form 10-K for the Fiscal Year Ended September 30, 1996)
   3.2     Bylaws, as amended (Exhibit 3.2 to Form 10-K for the Fiscal
           Year Ended September 30, 1996)
   4.1     Form of Certificate Evidencing Common Stock (Exhibit 4.1 to
           Form 10-K for the Fiscal Year Ended September 30, 1996)
 10.38 Office Lease Agreement entered into on March 14, 1997, and effective April 1, 1997, by and between U.S. Long Distance, Inc. and Nowlin Partners (filed herewith)
 11.1      Computation of Earnings Per Share (filed herewith)

 27.1      Financial Data Schedule (filed herewith)

     (b)  Current Reports on Form 8-K:

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              U.S. LONG DISTANCE CORP.
                                     (Registrant)

Date:  May 12, 1997                       By: /s/  PHILLIP J. STORIN
                                             ------------------------------
                                                 Phillip J. Storin
                                               SENIOR VICE PRESIDENT
                                              CHIEF FINANCIAL OFFICER
                                           (Duly authorized and Principal
                                                 Financial Officer)

Date:  May 12, 1997                       By: /s/  PATRICK M. AELVOET
                                             ------------------------------
                                                Patrick M. Aelvoet
                                                 VICE PRESIDENT
                                               CORPORATE CONTROLLER
                              (Duly authorized and Principal Accounting Officer)