Form 10-Q
period 1997-06-30
U S LONG DISTANCE CORP
filed 1997-08-12
CIK 858764

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               ___________

                                FORM 10-Q

(Mark One)
    /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997
                                    or
    / / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from         to


                      Commission File Number 0-18195

                               ___________

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

     Indicated below is the number of shares outstanding of the registrant's only class of common stock at July 31, 1997:

                                              NUMBER OF SHARES
                 TITLE OF CLASS                 OUTSTANDING
                 --------------               ----------------
          Common Stock, $0.01 par value          16,557,023

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     INDEX



                                                                         PAGE
                                                                         ----
PART I    FINANCIAL INFORMATION
Item 1.   Interim Consolidated Financial Statements (Unaudited)
          Consolidated Balance Sheets - June 30, 1997 and
            September 30, 1996..........................................   3
          Consolidated Statements of Income - For the Three and Nine
            Months Ended June 30, 1997 and 1996.........................   4
          Consolidated Statements of Cash Flows - For the Nine Months
            Ended June 30, 1997 and 1996................................   5
          Notes to Interim Consolidated Financial Statements............   6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  11
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings.............................................  21
Item 5.   Other Information.............................................  21
Item 6.   Exhibits and Reports on Form 8-K..............................  22
               (a) Exhibits.............................................  22
               (b) Current Reports on Form 8-K..........................  22
SIGNATURES..............................................................  23

                        PART I - FINANCIAL INFORMATION

               ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

                                    ASSETS
                                                         JUNE 30,  SEPTEMBER 30,
                                                           1997        1996
                                                         --------  ------------
Current assets:
  Cash and cash equivalents.............................  $  8,211     $ 8,842
  Accounts receivable, net..............................    47,626      35,867
  Prepaids and other....................................     6,785       6,002
                                                          --------     -------
        Total current assets............................    62,622      50,711
  Property and equipment, net...........................    33,372      29,577
  Equipment held under capital leases, net..............        81         282
  Other assets:
     Excess of cost over net assets acquired, net.......    13,377      13,804
     Other assets, net..................................     7,110       4,870
                                                          --------     -------
        Total assets....................................  $116,562     $99,244
                                                          --------     -------
                                                          --------     -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable................................ $  17,611     $10,909
  Accrued liabilities...................................     7,942      13,581
  Current portion of long-term debt.....................     5,993       5,854
  Current portion of obligations under capital leases...       122         294
                                                          --------     -------
        Total current liabilities.......................    31,668      30,638
  Other liabilities.....................................     5,321          52
  Long-term debt, less current portion..................    11,085      10,146
  Obligations under capital leases, less current
   portion..............................................        58         143
                                                          --------     -------
        Total liabilities...............................    48,132      40,979

Commitments and contingencies (See Notes 7 and 9)

Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
   authorized; no shares issued or outstanding at
   June 30, 1997 or September 30, 1996..................         0           0
  Common stock, $0.01 par value, 50,000,000 shares
   authorized; 16,368,096 and 15,255,977 shares issued
   and 16,163,995 and 15,051,876 shares outstanding at
   June 30, 1997 and September 30, 1996, respectively...       164         153
  Additional paid-in capital............................    61,494      54,554
  Retained earnings.....................................     8,679       5,465
  Treasury stock........................................    (1,907)     (1,907)
                                                          --------     -------
        Total stockholders' equity......................    68,430      58,265
                                                          --------     -------
        Total liabilities and stockholders' equity......  $116,562     $99,244
                                                          --------     -------
                                                          --------     -------



                 The accompanying notes are an integral part of these consolidated financial statements.

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                         ----------------------       ----------------------
                                                          1997          1996           1997           1996
                                                         -------       --------       --------      --------
Operating revenues:
  Direct dial long distance services...................  $45,248       $ 31,306       $120,355      $ 85,386
  Operator services....................................   14,299         15,378         40,911        44,661
  Local services.......................................      511              0            707             0
                                                         -------       --------       --------      --------
     Total operating revenues..........................   60,058         46,684        161,973       130,047
Cost of services.......................................   40,015         30,498        107,512        85,759
                                                         -------       --------       --------      --------
  Gross profit.........................................   20,043         16,186         54,461        44,288
Selling, general and administrative expense............   13,777         13,139         38,131        37,450
Non-recurring special charge (See Note 4)..............    1,233              0          1,233             0
Direct spin-off costs..................................        0          6,628              0         6,628
Depreciation and amortization expense..................    2,823          2,702          8,170         8,411
                                                         -------       --------       --------      --------
  Income (loss) from continuing operations.............    2,210         (6,283)         6,927        (8,201)
Other income (expense):
  Interest income......................................       91            228            417           650
  Interest expense.....................................     (439)          (361)        (1,122)       (1,052)
  Other, net...........................................      (18)          ( 26)           (12)         (158)
                                                         -------       --------       --------      --------
     Total other expense...............................     (366)          (159)          (717)         (560)
Income (loss) from continuing operations before
 income tax benefit (provision)........................    1,844         (6,442)         6,210        (8,761)
Income tax benefit (provision).........................     (747)         2,427         (2,515)        2,822
                                                         -------       --------       --------      --------
Net income (loss) from continuing operations...........    1,097         (4,015)         3,695        (5,939)

Discontinued operations (See Notes 1 and 3):
  Income from discontinued operations, net of
   income taxes of $2,645 and $8,142, three and
   nine months ended June 30, 1996, respectively.......        0          4,317              0        13,287
                                                         -------       --------       --------      --------
Net income.............................................  $ 1,097       $    302       $  3,695      $  7,348
                                                         -------       --------       --------      --------
                                                         -------       --------       --------      --------

Net income (loss) per common share:
  Continuing operations................................  $  0.07       $  (0.25)       $  0.22      $  (0.39)
  Discontinued operations..............................     0.00           0.27           0.00          0.87
                                                         -------       --------       --------      --------
  Net income per common share..........................  $  0.07       $   0.02        $  0.22      $   0.48
                                                         -------       --------       --------      --------
                                                         -------       --------       --------      --------

Weighted average common shares and common share
 equivalents outstanding...............................   16,847         15,715         16,473        15,252







                 The accompanying notes are an integral part of these consolidated financial statements.

                U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                               (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                              JUNE 30,
                                                        ---------------------
                                                          1997         1996
                                                        --------     --------
Cash flows from operating activities:
Net income (1997), net loss from continuing
 operations (1996)                                      $  3,695    $  (5,939)
Adjustments to reconcile net income (1997), net
 loss from continuing operations (1996) to net
 cash provided by operating activities:
  Depreciation and amortization                            8,170        8,411
  Loss on disposition of equipment                            36          206
  Provision for losses on accounts receivable              6,387        5,350
  Deferred compensation                                        0          476
  Changes in operating assets and liabilities:
    Increase in accounts receivable                      (11,084)     (17,008)
    Decrease (increase) in prepaids and other             (2,027)         410
    Increase in accounts payable                           6,139        3,498
    Increase (decrease) in accrued liabilities            (5,972)       9,797
    Increase (decrease) in other liabilities               3,357       (1,677)
                                                        --------     --------
Net cash provided by operating activities                  8,701        3,524
                                                        --------     --------
Net cash provided by discontinued operations                   0        2,894

Cash flows from investing activities:
  Purchases of property and equipment                     (9,756)      (7,640)
  Proceeds from sale of assets                                 0           46
  Other investing activities                              (2,844)       2,061
                                                        --------     --------
Net cash used in investing activities                    (12,600)      (5,533)
                                                        --------     --------
Cash flows from financing activities:
  Proceeds from issuance of debt                          10,284            0
  Payments on debt                                        (9,259)      (4,446)
  Payments on capital leases                                (257)        (385)
  Proceeds from issuance of common stock                   2,500        3,946
                                                        --------     --------
Net cash provided by (used in) financing activities        3,268         (885)
                                                        --------     --------
Net decrease in cash and cash equivalents                   (631)           0
Cash and cash equivalents, beginning of period             8,842            0
                                                        --------     --------
Cash and cash equivalents, end of period                $  8,211     $      0
                                                        --------     --------
                                                        --------     --------

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and early adoption is not permitted. Had SFAS No. 128 been applied, pro forma basic EPS would have been $0.07 and $0.24 for the three and nine months ended June 30, 1997, respectively, and $0.02 and $0.51 for the three and nine months ended June 30, 1996, respectively. Pro forma diluted EPS would have been $0.07 and $0.22 for the three and nine months ended June 30, 1997, respectively, and $0.02 and $0.48 for the three and nine months ended June 30, 1996, respectively. Management of the Company does not anticipate the adoption of SFAS No. 128 will have a material impact on the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires that certain items currently reported in stockholders' equity, such as foreign currency translation adjustments and gains and losses on certain securities, be shown in a financial statement, displayed as prominently as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. Management of the Company does not anticipate the adoption of SFAS No. 130 will have a material impact on the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and about its major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and is effective for fiscal years beginning after December 15, 1997. Management of the Company does not anticipate the adoption of SFAS No. 131 will have a material impact on the

Company's financial position or results of operations.

NOTE 3. DISCONTINUED OPERATIONS

     On August 2, 1996, the Company completed the spin-off of Billing Information Concepts Corp. ("Billing"), its subsidiary engaged in the billing clearinghouse and information management services business ("Billing Group Business"). The spin-off has been accounted for as a discontinued operation and, accordingly, the Company restated its consolidated financial statements for all periods presented prior to that date in accordance with Accounting Principles Board Opinion No. 30. The spin-off was a tax-free distribution of 100% of the common stock of Billing to the Company's stockholders.

     Revenues of the discontinued operations of Billing were $25.7 million and $76.0 million for the three and nine-month periods ended June 30, 1996, respectively. Net income of the discontinued operations of Billing was $4.3 million and $13.3 million for the three and nine-month periods ended June 30, 1996, respectively.

NOTE 4. NON-RECURRING SPECIAL CHARGE

     Effective June 2, 1997, Parris H. Holmes, Jr. resigned as Chairman of the Board of the Company. This action completed the separation of the Company and its former wholly owned subsidiary, Billing, that began with the distribution of all of the common stock of Billing to the stockholders of the Company in August 1996. The Company paid Mr. Holmes an $875,000 cash bonus and granted him 25,000 shares of restricted common stock, for a total $1.2 million one-time charge during the three and nine-month periods ended June 30, 1997. Larry M. James, Chief Executive Officer, was named by the Company's Board of Directors to serve as Chairman.

NOTE 5. STOCKHOLDERS' EQUITY

     During the nine months ended June 30, 1997, employees and former employees of the Company exercised stock options to purchase an aggregate of 677,446 common shares at exercise prices ranging from $0.78 to $4.76 per share, resulting in aggregate consideration to the Company of approximately $1.9 million in cash. In addition, the Company issued an aggregate of 59,040 common shares during the nine months ended June 30, 1997 to participants in the U.S. Long Distance Corp. Employee Stock Purchase Plan, resulting in aggregate consideration to the Company of approximately $219,000 in cash. Additionally, during the nine months ended June 30, 1997, the Company recognized a tax benefit of $3.6 million associated with stock options exercised and the vesting of certain stock grants. These tax benefits were recorded as an increase in additional paid-in capital.

     During the nine months ended June 30, 1997, customers of the Company exercised stock purchase warrants to purchase an aggregate of 112,500 common shares at an exercise price of $3.25, resulting in aggregate consideration to the Company of approximately $366,000 in cash.

NOTE 6. STATEMENTS OF CASH FLOWS

     Cash payments and non-cash activities during the periods indicated were as follows:
                                                              NINE MONTHS ENDED
                                                                   JUNE 30,
                                                              -----------------
                                                                1997      1996
                                                              -------    ------
                                                                (IN THOUSANDS)
     Cash payments for income taxes                           $ 1,270    $   44
     Cash payments for interest                                 1,123     1,088
     Non-cash investing and financing activities:
      Assets acquired in connection with pooling of interests     471         0
      Liabilities assumed in connection with
       pooling of interests                                       690         0
      Common stock issued in connection with
       pooling of interests                                       250         0
      Tax benefit of options exercised                          2,527         0
      Tax benefit of stock grants                               1,080         0
      Issuance of restricted stock                                358         0
      Grant of warrants to purchase common stock                  235         0
      Return of escrowed treasury stock                             0       118

NOTE 7. INCOME TAXES

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

NOTE 8. RELATED PARTY TRANSACTIONS

     Until June 2, 1997, the Company and Billing shared a common individual on their respective boards of directors. Therefore, the companies were considered related parties for financial disclosure purposes through June 2, 1997. At September 30, 1996, the Company had accounts receivable from Billing of $1.3 million, as well as notes receivable of $1.0 million. In addition, the Company had accounts payable to Billing of $1.1 million at September 30, 1996. Operating revenues recognized from Billing were $364,000 and $1.1 million for the quarter through June 2, 1997 and the three-month period ended June 30, 1996, respectively. Operating revenues recognized from Billing were $1.9 million and $2.7 million for the year-to-date period through June 2, 1997 and the nine-month period ended June 30, 1996, respectively. In addition, the Company incurred operating expenses related to billing and collection fee charges from Billing of $901,000 and $1.3 million for quarter through June 2, 1997 and the three-month period ended June 30, 1996, respectively. Operating expenses related to billing and collection fee charges from Billing of $3.4 million and $3.9 million were incurred for the year-to-date period through June 2, 1997 and the nine-month period ended June 30, 1996, respectively.

     Historically, the Company has obtained financing for capital expenditures through term debt and capital lease agreements that were guaranteed and cross-collateralized by the Company and Billing. These debt agreements were negotiated based on the strength of the consolidated financial statements, earnings and cash flow of the consolidated group. Most of these debt agreements were secured by the assets of all the subsidiaries within the consolidated group. The Company has received from certain lenders loan agreement amendments or separate loan agreements whereby the subject indebtedness will be secured by only the Company's assets. In other cases, the existing guarantees and security arrangements between the Company and Billing will remain in place for the duration of the facility. In this regard, the Company has agreed to pay Billing a credit support fee of 1% of the average annual outstanding balance.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTE 10. REGULATORY MATTERS

BILLED PARTY PREFERENCE

     In April 1992, the Federal Communications Commission ("FCC") tentatively proposed adopting a "Billed Party Preference" ("BPP") system for automatically routing operator assisted calls to each caller's pre-selected carrier, fundamentally changing the nature of the operator services industry. Comments were requested by the FCC during 1992 and again in 1994. In each case, industry participants overwhelmingly opposed the idea as too costly, relative to the perceived benefits of such a system.

     On March 9, 1995, the FCC requested industry comment on two proposals it had recently received relative to the BPP proceeding. In an ex-parte petition, the National Association of Attorney's General ("NAAG") suggested that the FCC modify its current branding requirement such that operator service providers ("OSPs") would be required to announce at the beginning of each call more specific information for obtaining access to alternate carriers (the "NAAG Petition"). Another petition filed by a coalition of industry members, including most of the Regional Bell Operating Companies ("RBOCs"), two competitive access providers, the American Public
Communications Counsel ("APCC") and the Competitive Telecommunications Association ("CompTel"), recommended that the FCC impose certain rate thresholds for interstate operator assisted services, which the FCC would presume to be reasonable, and any OSP electing to charge rates higher than such threshold would be required to first prove to the FCC that such rates are justified based upon the underlying costs of the service (the "APCC Rate Cap Proposal"). The NAAG Petition was proposed to remain in effect until such time that BPP is adopted and fully implemented. The APCC Rate Cap Proposal was proposed to obviate the need to consider any further action regarding BPP.

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

MFJ LEGISLATION

     On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 (the "Telecommunications Act") into law. The new law allows the RBOCs to seek authority from the FCC to allow the applicant RBOC to provide "in-region" long distance services. To obtain this authority, each state agency is required to certify to the FCC that the applicant RBOC has satisfied a legislative "checklist" that outlines the steps required for an RBOC to open its network to competition on a local basis. These steps include the provision of competitive network interconnection, unbundled access to network elements and other necessary access to poles, ducts, conduits and rights-of-way. Furthermore, applicant RBOCs must provide non-discriminatory access to white pages listings and telephone number assignments. Applicant RBOCs must provide local number portability, toll dialing parity and local service resale. The FCC is required to consult with the Department of Justice ("DOJ") to assist in determining if an applicant RBOC's entry into the long distance business violates any antitrust standards the DOJ considers appropriate. Ninety days after receiving such an application, the FCC is required to render its decision. RBOCs are required to establish separate subsidiaries through which they could first offer in-region long distance services. RBOCs may provide out-of-region long distance services subject to existing laws and regulations governing long distance communications.

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

INTERCONNECTION ORDER

     On August 8, 1996, the FCC released its Interconnection Order, designed to implement federal regulations governing the opening of the local telecommunications market to competition. After a Circuit Court Appeal and temporary stay of certain aspects of this decision, the Circuit Court released its opinion on July 18, 1997. In that opinion, the Court stated that state regulatory agencies, and not the FCC, are authorized to establish pricing rules for local unbundled network elements. Furthermore, the Court found that states have jurisdiction over disputes regarding interconnection agreements between carriers. Finally, the Court stated that Local Exchange Companies ("LECs") were not required to offer any carrier requesting interconnection the best components of different previously reached agreements, contrary to the FCC's original Interconnection Order. Rather, the LECs are required to offer those agreements in their entirety to requesting interconnectors.

     The three aspects in this decision will lead to the implementation of local competition to different degrees in each state. Furthermore, carriers will be able to negotiate different and unique terms of interconnection with each LEC, leading, therefore, to a disparity of opportunity to enter and compete in the local market. To the extent that LECs offer better rates or discounts in exchange for volume commitments or other contingencies which cannot be met by non-first tier carriers, those carriers will be at a competitive disadvantage. To the extent that such carriers are relying on expeditious and non-discriminatory entry into the local telecommunications market as an integral part of their overall growth strategy, such a development could have a negative effect. The Company cannot determine if such developments will unfold, or, if so, to what extent they affect the Company's efforts to enter the local exchange market.

ACCESS CHARGE REFORM

     On May 6, 1997, pursuant to their interpretation of the Telecommunications Act, the FCC released its Access Reform Order (the "Access Order"). The FCC sought through this decision to restructure the manner in which interexchange carriers compensate facilities-based LECs for providing access to their local end users. One requirement within the Access Order would significantly shift the economic burden associated with providing access from "direct-trunked" carriers, or long distance companies with dedicated facilities to a particular local exchange central office, to carriers who utilize toll tandem switching, i.e., those who used shared access facilities to reach that same central office. The overwhelming majority of long distance carriers today buy "tandem switched" transport, including in many cases, the Company. However, if the price discrepancy becomes too great between direct trunk transport and tandem switched transport, with all other cost factors remaining constant, the Company may be at a competitive disadvantage relative to larger, direct trunk transport carriers. Access is an essential element to the origination and completion of all long distance calls, and if certain entities are provided special pricing for the same service relative to their competitors, they are thereby afforded a formidable competitive cost advantage.

     This Access Order also imposes the phase-in of replacing a usage based carrier common line charge with a line-based flat fee to be assessed upon all long distance companies beginning on January 1, 1998. In addition, the Access Order requires LECs to reduce their access revenue requirements by reducing interconnection access charges to long distance companies. Management of the Company does not anticipate that the net effect of these modifications will have a material impact on the Company's financial position or results of operations.

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

GENERAL

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine-month periods ended June 30, 1997 and 1996. It should be read in conjunction with the Interim Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended June 30.

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

     The spin-off has been accounted for as a discontinued operation, and accordingly, the Company restated its consolidated financial statements for all periods presented prior to that date in accordance with Accounting Principles Board Opinion No. 30. The unaudited Consolidated Pro Forma Statements of Income for the three and nine-month periods ended June 30, 1996 are also included and discussed in a separate section below.

OVERVIEW

     Revenues increased 29% in the third quarter of 1997 to $60.1 million from $46.7 million in the third quarter of 1996. Revenues increased 25% in the nine-month period ended June 30, 1997, compared to the corresponding period of 1996. The Company's gross profit margin was 33.4% and 33.6% during the quarter and nine months ended June 30, 1997, respectively, compared to 34.7% and 34.1% during the same periods of 1996.

     The Company's selling, general and administrative ("SG&A") expenses as a percentage of revenues in the quarter ended June 30, 1997 decreased to 22.9% from 28.1% in the quarter ended June 30, 1996. SG&A expenses as a percentage of revenues were 23.5% in the first nine months of fiscal 1997 compared to 28.8% in the corresponding period of 1996. This decrease was primarily the result of tighter expense controls and increased efficiencies. Depreciation and amortization expenses as a percentage of revenues decreased to 4.7% and 5.0% during the quarter and nine months ended June 30, 1997, respectively, from 5.8% and 6.5% during the same periods of 1996. Income from continuing operations of $2.2 million was reported for the quarter ended June 30, 1997, compared to a loss of $6.3 million during the same quarter of the prior year. For the first nine months of fiscal 1997, income from continuing operations was $6.9 million compared to a loss of $8.2 million during the same period of the prior year.

RESULTS OF OPERATIONS

     The following table presents certain items in the Consolidated Statements of Income as a percentage of total revenues for the three and nine-month periods ended June 30, 1997 and 1996:

                                              THREE MONTHS ENDED  NINE MONTHS ENDED
                                                   JUNE 30,            JUNE 30,
                                              ------------------  -----------------
                                                1997     1996       1997     1996
                                               -----    -----      -----    -----
     Operating revenues:
       Direct dial long distance services       75.3%    67.1%      74.3%    65.7%
       Operator services                        23.8     32.9       25.3     34.3
       Local services                            0.9      0.0        0.4      0.0
                                               -----    -----      -----    -----
       Total operating revenues                100.0    100.0      100.0    100.0
     Operating expenses:
       Cost of services                         66.6     65.3       66.4     65.9
       Selling, general and administrative      22.9     28.1       23.5     28.8
       Non-recurring special charge              2.1      0.0        0.8      0.0
       Direct spin-off costs                     0.0     14.2        0.0      5.1
       Depreciation and amortization             4.7      5.8        5.0      6.5
                                               -----    -----      -----    -----
     Income (loss) from continuing operations    3.7%   (13.5)%      4.3%    (6.3)%
                                               -----    -----      -----    -----
                                               -----    -----      -----    -----

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

OPERATING REVENUES

     Revenues increased 29% in the third quarter of 1997 to $60.1 million from $46.7 million in the third quarter of 1996. Growth in direct dial long distance services revenue accounted for $13.9 million of the total increase in revenues while operator services revenues decreased by $1.1 million.

     DIRECT DIAL LONG DISTANCE SERVICES. Direct dial long distance services revenue increased 45% to $45.2 million in the third quarter of 1997 compared to $31.3 million in the third quarter of 1996. The increase in revenue is primarily attributable to growth in the number of customers serviced.

     OPERATOR SERVICES. Operator services revenue was $14.3 million in the third quarter of 1997 compared to $15.4 million in the third quarter of 1996. The Company processed 3.7 million operator services calls in the third quarter of 1997 compared to 4.5 million in the third quarter of 1996. The Company serviced an average of approximately 67,100 pay telephones and 141,000 hospitality rooms per month for the quarter ended June 30, 1997, compared to an average of approximately 66,400 pay telephones and 127,400 hospitality rooms per month for the quarter ended June 30, 1996. The decrease in revenue is principally attributable to the decrease in volume of operator services calls. The decrease in call volume is primarily attributable to an increasing awareness on the part of the consumer of the ability to select a carrier of choice by dialing access codes of other carriers ("dial-around").

     LOCAL SERVICES. Local service revenue was $511,000 in the third quarter of 1997 compared to $0 in the third quarter of 1996. The Company entered the local service market in Texas during the second quarter of 1997, and was providing local resale service to approximately 7,100 privately owned pay telephones in Texas at June 30, 1997.

OPERATING EXPENSES

     COST OF SERVICES. The gross profit margin of 33.4% reported for the quarter ended June 30, 1997 decreased from 34.7% achieved in the comparable prior year quarter. This decrease is due primarily to an increase in the direct dial long distance services revenues as a percentage of total revenue. Such revenues have a lower gross margin than the operator services revenue and accounted for 75.3% of the Company's total revenues for the third quarter of 1997 compared to 67.1% for the corresponding quarter of 1996. Also, the Company has incurred additional fixed network costs associated with the Atlanta switch that was installed during the second quarter of 1997. The revenue base associated with the switch is still maturing, thus fixed costs as a percentage of revenue are higher than normal levels. Although management continues to undertake measures to improve gross profit margins, continued pricing pressures and the impact of regulatory issues could pressure future gross profit margins.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses for the third quarter of 1997 were $13.8 million, representing 22.9% of revenues, compared to $13.1 million in the third quarter of 1996, or 28.1% of revenues. SG&A expenses as a percentage of revenues have continued to decrease as a result of tighter expense controls and efforts to streamline the Company's operations.

     NON-RECURRING SPECIAL CHARGE. Effective June 2, 1997, Parris H. Holmes, Jr. resigned as Chairman of the Board of the Company. The Company paid Mr. Holmes an $875,000 cash bonus and granted him 25,000 shares of restricted common stock, for a total $1.2 million one-time charge during the three months ended June 30, 1997.

     DIRECT SPIN-OFF COSTS. Direct spin-off costs represent only direct costs incurred in connection with the spin-off of Billing. The $6.6 million of spin-off costs in the third quarter of 1996 represents certain professional and filing fees, payments relating to employment contracts and accruals for foreign taxes payable.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $2.8 million in the third quarter of 1997, compared to $2.7 million in the third quarter of 1996. As a percent of revenues, depreciation and amortization expense declined to 4.7% in the third quarter of 1997 from 5.8% in the prior year quarter. This decrease is partially attributable to the increase in revenues from the prior year quarter. In addition, this decrease is attributable to the $1.8 million write-off of certain computer equipment as part of a fourth quarter fiscal 1996 restructuring charge.

INCOME (LOSS) FROM CONTINUING OPERATIONS

     Income from continuing operations in the third quarter of 1997 increased to $2.2 million for the third quarter of 1997, compared to a loss of $6.3 million in the third quarter of 1996. The continued improvement in operations is primarily attributable to the increase in revenues and the decrease in SG&A expenses as a percentage of revenues discussed above.

OTHER EXPENSE, NET

     Net other expense increased to $366,000 in the third quarter of 1997 from $159,000 in the third quarter of 1996. This increase is primarily attributable to an increased level of indebtedness over the prior year quarter.

INCOME TAXES

     The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes which are not deductible for federal income tax purposes. The effective tax rate increased to 40.5% in the third quarter of 1997 from 37.7% in the third quarter of 1996 due to the graduated federal income tax rate structure.

NET INCOME

     The Company reported net income of $1.1 million in the third quarter of 1997 compared to net income of $302,000 in the third quarter of 1996. This increase is primarily attributable to the increase in revenue and the decrease in SG&A expenses as a percentage of revenues, as discussed above.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

OPERATING REVENUES

     Revenues increased 25% in the first nine months of 1997 to $162.0 million from $130.0 million in the first nine months of 1996. Growth in direct dial long distance services revenue accounted for $35.0 million of the total increase in revenues while operator services revenue decreased by $3.8 million.

     DIRECT DIAL LONG DISTANCE SERVICES. Direct dial long distance services revenue increased 41% to $120.4 million in the first nine months of 1997 compared to $85.4 million in the first nine months of 1996. The increase in revenue is primarily attributable to growth in the number of customers serviced.

     OPERATOR SERVICES. Operator services revenue was $40.9 million in the first nine months of 1997 compared to $44.7 million in the first nine months of 1996. The Company processed 10.9 million operator services calls in the first nine months of 1997 compared to 13.0 million in the first nine months of 1996. The Company serviced an average of approximately 64,700 pay telephones and 140,600 hospitality rooms per month for the nine months ended June 30, 1997, compared to an average of approximately 67,100 pay telephones and 126,200 hospitality rooms per month for the nine months ended June 30, 1996. The decrease in revenue is principally attributable to the decrease in volume of operator services calls. The decrease in call volume is primarily attributable to an increasing awareness on the part of the consumer of the ability to select a carrier of choice by dialing access codes of other carriers ("dial-around").

     LOCAL SERVICES. Local service revenue was $707,000 in the first nine months of 1997 compared to $0 in the first nine months of 1996. The Company entered the local service market in Texas during the second quarter of 1997, and was providing local resale service to approximately 7,100 privately owned pay telephones in Texas at June 30, 1997.

OPERATING EXPENSES

     COST OF SERVICES. The gross profit margin of 33.6% reported for the nine months ended June 30, 1997 decreased from 34.1% achieved in the comparable prior year period. This decrease is due primarily to an increase in the direct dial long distance services revenues as a percentage of total revenue. Such revenues have a lower gross margin than the operator services revenue and accounted for 74.3% of the Company's total revenues for the first nine months of 1997 compared to 65.7% for the corresponding nine months of 1996. Also, the Company has incurred additional fixed network costs associated with the Atlanta switch that was installed during the second quarter of 1997. The revenue base associated with the switch is still maturing, thus fixed costs as a percentage of revenue are higher than normal levels. Although the total gross profit margin has decreased, both direct dial and operator services margins have increased as compared to the first nine months of 1996. The direct dial and operator services margins have increased primarily as a result of continued improvements in networking efficiencies and reductions in transmission costs. Although management continues to undertake measures to improve gross profit margins, continued pricing pressures and the impact of regulatory issues could pressure future gross profit margins.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses for the first nine months of 1997 were $38.1 million, representing 23.5% of revenues, compared to $37.5 million in the first nine months of 1996, or 28.8% of revenues. SG&A expenses as a percentage of revenues have continued to decrease as a percentage of revenues as a result of tighter expense controls and efforts to streamline the Company's operations.

     NON-RECURRING SPECIAL CHARGE. Effective June 2, 1997, Parris H. Holmes, Jr. resigned as Chairman of the Board of the Company. The Company paid Mr. Holmes an $875,000 cash bonus and granted him 25,000 shares of restricted common stock, for a total $1.2 million one-time charge during the nine months ended June 30, 1997.

     DIRECT SPIN-OFF COSTS. Direct spin-off costs represent only direct costs incurred in connection with the spin-off of Billing. The $6.6 million of spin-off costs in the first nine months of 1996 represents certain professional and filing fees, payments relating to employment contracts and accruals for foreign taxes payable.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $8.2 million in the first nine months of 1997, compared to $8.4 million in the first nine months of 1996. As a percent of revenues, depreciation and amortization expense declined to 5.0% in the first nine months of 1997 from 6.5% in the prior year period. This decrease is partially attributable to the increase in revenues from the prior year period. In addition, this decrease is attributable to the $1.8 million write-off of certain computer equipment as part of a fourth quarter fiscal 1996 restructuring charge.

INCOME (LOSS) FROM CONTINUING OPERATIONS

     Income from continuing operations in the first nine months of 1997 increased to $6.9 million for the first nine months of 1997, compared to a loss of $8.2 million in the first nine months of 1996. The continued improvement in operations is primarily attributable to the increase in revenues and the decrease in SG&A expenses as a percentage of revenues discussed above.

OTHER EXPENSE, NET

     Net other expense increased to $717,000 in the first nine months of 1997 from $560,000 in the first nine months of 1996. This increase is primarily attributable to a higher level of indebtedness over the prior year period.

INCOME TAXES

     The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes which are not deductible for federal income tax purposes. The effective tax rate increased to 40.5% in the first nine months of 1997 from 32.2% in the first nine months of 1996 due to the graduated federal income tax rate structure.

NET INCOME

     The Company reported net income of $3.7 million in the first nine months of 1997 compared to net income of $7.3 million in the first nine months of 1996. This decrease is attributable to the spin-off of Billing, which provided $13.3 million of net income from discontinued operations in the first nine months of 1996.

EFFECTS OF SPIN-OFF OF BILLING GROUP BUSINESS

     The Consolidated Statements of Income included in this report reflect the continuing operations of the Company for the three and nine-month periods ended June 30, 1997, and continuing operations and discontinued operations of the Company for the three and nine-month periods ended June 30, 1996. Included below is supplemental unaudited pro forma financial information that management believes is important to provide an understanding of the results of the Company on a stand-alone basis. Consolidated Pro Forma Statements of Income are presented below for the three and nine-month periods ended June 30, 1996. These unaudited Consolidated Pro Forma Statements of Income are based on the historical statements of that period adjusted to reflect a pro forma benefit for income taxes at a 42% tax rate reflective of the Company's three-year historical tax rate. The unaudited Consolidated Pro Forma Statements of Income give effect to the spin-off as if it had occurred on September 30, 1995. For comparative purposes, the Company's historical Interim Consolidated Statements of Income for the three and nine-month periods ended June 30, 1997, are also included below.

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

                   U.S. LONG DISTANCE CORP. AND SUBSIDIARIES

                  CONSOLIDATED PRO FORMA STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                       ------------------------      -----------------------
                                                         1996           1997           1996           1997
                                                       ---------      ---------       --------      --------
                                                       PRO FORMA       ACTUAL        PRO FORMA       ACTUAL
Operating revenues:
   Direct dial long distance services.................  $31,306        $45,248        $85,386      $120,355
   Operator services..................................   15,378         14,299         44,661        40,911
   Local services.....................................        0            511              0           707
                                                        -------        -------        -------      --------
      Total operating revenues........................   46,684         60,058        130,047       161,973
Cost of services......................................   30,498         40,015         85,759       107,512
                                                        -------        -------        -------      --------
   Gross profit.......................................   16,186         20,043         44,288        54,461
Selling, general and administrative expense...........   13,139         13,777         37,450        38,131
Non-recurring special charge..........................        0          1,233              0         1,233
Depreciation and amortization expense.................    2,702          2,823          8,411         8,170
                                                        -------        -------        -------      --------
   Income (loss) from operations......................      345          2,210         (1,573)        6,927
Other expense, net....................................     (159)          (366)          (560)         (717)
                                                        -------        -------        -------      --------
Income (loss) before income tax benefit (provision)...      186          1,844         (2,133)        6,210
Income tax benefit (provision)........................      (79)          (747)           896        (2,515)
                                                        -------        -------        -------      --------
Net income (loss).....................................  $   107        $ 1,097        $(1,237)     $  3,695
                                                        -------        -------        -------      --------
                                                        -------        -------        -------      --------

Net income (loss) per common share....................  $  0.01        $  0.07        $ (0.08)     $   0.22

Weighted average common shares and common
  share equivalents outstanding.......................   15,715         16,847         15,252         16,473

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

     The Company continues to evaluate and take actions to improve the profitability of its existing products through, among other things, a regionalized approach to pricing, to identify new products to fully utilize the Company's existing sales distribution channels and to evaluate programs that are expected to increase revenues through partnerships with independent sales agents. In December 1996 and February 1997, management expanded product offerings to include Internet access and local access services, respectively. Furthermore, the Company is in the process of expanding product offerings based on market opportunity that will likely include integrated services digital network ("ISDN"), frame relay, paging and wireless services in selected markets within the next 12 to 18 months. The Company is expanding its direct dial long distance services residential customer base by offering long distance services to employees of commercial customers. In addition, due to the Telecommunications Act, the Company's opportunities in the operator services market have expanded. The Telecommunications Act requires RBOCs desiring to enter the long distance services market to, among other things, open their networks to competition on a local basis as well as establish separate subsidiaries through which they can offer in-region long distance services. In addition to the 350,000 private pay telephones the Company has traditionally marketed its services to, operator, long distance and local services will now be marketed to an additional 1.7 million public pay telephones, or to a total pay telephone market of approximately 2.0 million. The Company is currently developing new products and redesigning existing products to support the expanded market. In June 1997, the Company entered into an agreement with GTE Telephone Operating Companies ("GTE") to provide repair and refund services for GTE pay telephones nationwide. Other services covered under the agreement include but are not limited to local, information and technology services. In June 1997, the Company also extended its agreement with G-Five Corp., a California aggregator of over 300 private pay telephone affiliates, adding three years to the contract period. Under the agreement, the Company will provide expanded communications services, including operator, direct dial and local services to approximately 12,000 privately-owed pay telephones throughout California. The Company expects that both the expanding operator services market opportunity and the expansion of product offerings will increase revenues, as well as strengthen customer relationships and increase customer retention. However, as the Company is in the early stages of its marketing efforts, the revenue increase cannot be accurately predicted and may not be material to the Company's financial position or results of operations.

     Management believes that there are opportunities for continued geographic expansion through acquisition and continued development of the Company's network. The Company believes that its base of operator services business affords it the opportunity to expand its direct dial long distance and local services on a more cost effective basis than many of its competitors. The Company continues to evaluate acquisition candidates in strategic geographic areas to expand its market. Acquisition activity is focused primarily on companies that will grow the Company's direct dial long distance business. To expand its footprint nationally over the next several years, management is considering and will continue to consider new investments in switching and related networking equipment. In January 1997, the Company purchased a digital switch in Atlanta, Georgia, and completed the acquisition of Omni Communications, Inc. ("Omni"), a regional direct dial long distance service provider headquartered in Palm Beach Gardens, Florida. In May 1997, the Company completed the acquisition of TransAmerica Communications, Inc. ("TransAmerica"), a regional direct dial long distance service provider headquartered in Boca Raton, Florida. The Omni and TransAmerica acquisitions, although not material to the Company's financial position or results of operations, were strategically planned to increase the Company's presence in the Southeast region of the United States as they bring to the Company a high quality customer base concentrated in Florida. The existing customer bases of Omni and TransAmerica complement the Company's network expansion strategy, as their customers are being serviced directly by the switch in Atlanta, Georgia.

     The Company believes that the introduction of the local service product provides the Company a significant opportunity for revenue growth. The local services industry in the United States is estimated to be a $95 billion market. The Company is aggressively expanding into the local service business and has signed resale agreements with three RBOCs covering 15 states and interconnection agreements with two RBOCs covering six states. The Company believes that it has the potential to capitalize on its relationship with existing customers to bundle the local product with its existing products and services and that these factors will enable the Company to quickly and efficiently enter the local services market in targeted areas. The Company's strategy is to roll out three product offerings over a six-month period. The first is a resale product targeted to the Company's private pay telephone customers. The Company's existing relationship with private pay telephone customers provides a unique opportunity for the Company. The Company has the potential to provide local access to a large volume of phone lines, yet a limited number of customers. This product was offered in the second quarter of 1997 and has generated $707,000 of revenue in fiscal 1997. At the end of the third quarter of 1997, a resale local product was offered to commercial customers. This product is offered in targeted markets where the Company has an existing high concentration of long distance customers. This strategy should provide the Company a higher than average sales success rate and increase customer retention. In addition, it should enable the Company to more quickly attain the critical mass necessary to justify a capital investment in local switching equipment. The third product, a switched local product, will be offered to commercial and pay telephone customers in selected markets in the fourth quarter of 1997. This product will be offered through a switch which was installed in San Antonio, Texas, in July 1997. This $1.0 million modular switch will initially be able to service 6,000 separate subscriber lines and, with an additional investment, the next expansion will increase the capacity to 20,000 subscriber lines. The maximum expansion possibility of the switch is 200,000 subscriber lines. This switch is the first of several the Company plans to install in certain cities where the Company has a high concentration of existing customers. The bundling of these services with operator and long distance services will enhance the Company's product offerings and provide new and existing customers with the integrated communication services they desire. Initially, all three products will be sold into the Company's existing customer base in an effort to leverage existing relationships and minimize SG&A expenses. The Company anticipates that it could have approximately 30,000 pay telephones and more than 60,000 commercial lines on its local service products by the end of fiscal 1998.

     The Company has implemented a number of actions designed to improve overall profitability and reduce the Company's cost structure. With regard to improving the Company's gross margins, management is focused on maximizing network efficiencies by implementing technological improvements and reducing unit costs. As discussed above, the Company installed a digital switch in Atlanta, Georgia, and a local switch in San Antonio, Texas. Both of these investments were made in order to reduce unit costs in the long term. In addition, the Company has purchased a multi-vendor switch network integration platform which will allow Advanced Intelligent Network ("AIN") services and enhanced call processing capabilities. This platform will allow the Company to fully integrate the local and long distance switch networks and achieve maximum utilization of the capabilities of each. It should also reduce unit costs in the long term. In November 1995, the Company joined the Associated Communication Companies of America ("ACCA"), a cooperative that provides members with opportunities to pool purchasing power to acquire lower transmission rates from interexchange carriers, volume discounts on switching equipment purchases and to work in partnership with other members to capitalize on resource sharing arrangements such as information services and network sharing. The Company already has realized, from this arrangement, lower network costs and expects continued benefits as the organization broadens its member and vendor base.

     In an effort to improve sales force productivity, streamline functional processes and reduce future SG&A expenses, the Company has implemented and is developing new, technologically advanced sales tools. An example of one such implementation is the Company's deployment of notebook computers to the field sales and support staff. These notebook computers have software that allows the Company's sales force to quickly prepare sales proposals and make enhanced marketing presentations on site at customer locations. In connection with the advanced phase of this project, the Company is developing software which will allow the sales force to use the notebook computer to electronically transmit sales order information into the Company's centralized order system automatically. This sales automation tool will not only accelerate the Company's revenue flow as customer orders will be received on an on-line, real-time basis, but should also streamline the sales and order processing functions and thus reduce SG&A expenses. In addition, management has streamlined and reorganized certain corporate, administrative and overhead functions to align its infrastructure with the smaller operation that resulted from the spin-off.

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

     On February 8, 1996, President Clinton signed the Telecommunications Act into law. The new law allows the RBOCs to seek authority from the FCC to allow the applicant RBOC to provide "in-region" long distance services in competition with the Company. To obtain this authority, each state agency is required to certify to the FCC that the applicant RBOC has satisfied a legislative "checklist" that outlines the steps required for an RBOC to open its network to competition on a local basis, which would allow the Company to offer local service in RBOC service areas. It is reasonable to expect that the conditions for RBOC entry will be met in the near future. As a result, carriers in the interLATA long distance business today, such as the Company, will encounter new, formidable competition. The viability of competition in the local market depends greatly upon the conditions under which such service is made available by the RBOCs. On July 18, 1997, the Eighth Circuit Court of Appeals vacated certain important provisions of the FCC's Interconnection Order and, if let stand, will have the effect of allowing each state to determine how to set prices for unbundled network elements, and allow RBOCs greater flexibility when negotiating local interconnection agreements with competitive local exchange carriers. These decisions will result in disparity in opportunities among states and between carriers. Additionally, as a result of the Telecommunications Act, the FCC has undertaken to restructure the means by which long distance access services are priced, and the manner in which universal service subsidies are collected and re-distributed. The charges currently assessed in support of these subsidies are a significant component of the Company's overall line costs. The charges currently assessed are equitable and allow for competitive pricing within the industry. However, the latest FCC decision is expected to create a price discrepancy among long distance carriers. Refer to Note 10, Regulatory Matters, on page eight of this Form 10-Q for a detailed discussion of this matter. The Company cannot predict whether the ultimate dispensation of the FCC's rulemakings or further adjudication of the aforementioned appeals will have a material impact upon the Company's financial position or results of operations. The continued success of the Company is dependent on its ability to adapt to these competitive and regulatory changes.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance was $8.2 million at June 30, 1997, compared to $8.8 million at September 30, 1996. Working capital was $31.0 million at June 30, 1997, compared to $20.1 million at September 30, 1996. The Company's current ratio was 2.0:1 at June 30, 1997 and 1.7:1 at September 30, 1996. Additionally, the Company's cash flow provided by continuing operations was $8.7 million for the nine months ended June 30, 1997, as compared to $3.5 million for the nine months ended June 30, 1996. Refer to the Consolidated Statements of Cash Flows on page five of this Form 10-Q for a detailed account of the Company's cash flow activity.

     Capital expenditures amounted to approximately $9.8 million during the nine months ended June 30, 1997. These expenditures were related primarily to the purchase of telecommunications equipment, computer equipment and software, and office furniture. During the remaining three months of fiscal 1997, the Company anticipates capital expenditures of $5.0 million to $7.0 million to service the Company's projected growth. Approximately $4.0 million to $5.0 million of these capital expenditures are expected to be purchases of telecommunications equipment, approximately $1.0 million to $2.0 million are expected to be purchases of computer hardware and software to develop systems to support the anticipated growth of the Company's business and the remainder is expected to be for purchases of office furniture and equipment. The Company anticipates financing these capital expenditures primarily through term notes with various lending institutions. The Company's operations and expansion into new geographic markets will continue to require substantial capital investment for the development and procurement of transmission facilities and telecommunications and office equipment. In addition, any acquisitions that the Company may consummate may require substantial capital investment. The Company believes that it has the ability to continue to secure long-term equipment financing and that this ability, combined with cash flow generated from operations and available borrowing capacity under its existing credit facilities, will be sufficient to fund capital expenditures, working capital needs and debt repayment requirements for the foreseeable future. Although line of credit commitments have been made by various lenders for equipment purchases, there is no assurance that the Company will continue to be able to obtain satisfactory financing for these capital expenditures and investments.

     The Company has equipment financing facilities with several lenders for a total of $16.0 million. At June 30, 1997, the Company had $4.2 million borrowed under these facilities. The Company also has a $5.0 million revolving credit receivable financing facility, which allows the Company to borrow against its own operator services accounts receivable. At June 30, 1997, the Company did not have any amounts borrowed under this facility. In addition, the Company has a $10.0 million credit receivable financing facility which allows the Company to borrow against its own direct dial long distance services accounts receivable. At June 30, 1997, the Company did not have any amounts borrowed under this facility.

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

ITEM 5.  OTHER INFORMATION

     Effective June 2, 1997, Parris H. Holmes, Jr. resigned as Chairman of the Board of the Company. This action completed the separation of the Company and its former wholly owned subsidiary, Billing, that began with the distribution of all of the common stock of Billing to the stockholders of the Company in August 1996. Larry M. James, Chief Executive Officer, was named by the Company's Board of Directors to serve as Chairman. In addition, effective June 24, 1997, L. Lowry Mays, Chairman and Chief Executive Officer of Clear Channel Communications, Inc., a diversified media company which owns and/or programs radio and television stations, was appointed to the Company's Board of Directors.

     A Special Meeting of Stockholders of the Company will be held on Tuesday, August 19, 1997 for the purpose of considering and voting upon a proposal to amend the Company's Restated Certificate of Incorporation to change the name of the Company to USLD Communications Corp. The new name will more accurately represent the Company's role as a provider of a diverse line of communications services, rather than just a provider of long distance services.

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

         EXHIBIT
         NUMBER                          DESCRIPTION
         -------                         -----------
          3.1 Restated Certificate of Incorporation (Exhibit 3.1 to Form 10-K for the Fiscal Year Ended September 30, 1996)

          3.2 Bylaws, as amended (Exhibit 3.2 to Form 10-K for the Fiscal Year Ended September 30, 1996)

          4.1 Form of Certificate Evidencing Common Stock (Exhibit 4.1 to Form 10-K for the Fiscal Year Ended September 30, 1996)

         10.38 Office Lease Agreement entered into on March 14, 1997, and effective April 1, 1997, by and between U.S. Long Distance, Inc. and Nowlin Partners (Exhibit 10.38 to Form 10-Q for the Quarterly Period Ended March 31, 1997)

         11.1        Computation of Earnings Per Share (filed herewith)

         27.1        Financial Data Schedule (filed herewith)

         (b)  Current Reports on Form 8-K:

              None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                U.S. LONG DISTANCE CORP.
                                                     (Registrant)

Date: August 11, 1997                  By:      /s/  PHILLIP J. STORIN
                                          ------------------------------------
                                                   Phillip J. Storin
                                                 SENIOR VICE PRESIDENT
                                                CHIEF FINANCIAL OFFICER
                                             (Duly authorized and Principal
                                                    Financial Officer)



Date: August 11, 1997                  By:      /s/  PATRICK M. AELVOET
                                          ------------------------------------
                                                   Patrick M. Aelvoet
                                                     VICE PRESIDENT
                                                  CORPORATE CONTROLLER
                                             (Duly authorized and Principal
                                                   Accounting Officer)