Form 10-K405
period 1997-09-30
USLD COMMUNICATIONS CORP
filed 1997-12-16
CIK 858764

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------

                                   FORM 10-K

/x/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                       For the Fiscal Year Ended September 30, 1997
                                       OR
/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                       For the Transition  Period from             to

                         Commission File Number:  0-18195

                           USLD COMMUNICATIONS CORP.
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

       Securities Registered Pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)
                        SERIES A JUNIOR PARTICIPATING
                       PREFERRED STOCK PURCHASE RIGHTS
                               (Title of Class)

                                   ---------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of the Registrant's voting and non-voting outstanding Common Stock held by non-affiliates of the Registrant at November 28, 1997 was $330,008,540. There were 16,325,409 shares of the Registrant's voting and non-voting Common Stock outstanding at November 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  USLD COMMUNICATIONS CORP. AND SUBSIDIARIES

                        ANNUAL REPORT ON FORM 10-K
               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

 ITEM                                                                    PAGE
NUMBER                                                                  NUMBER

-   Index                                                                  2

                                     PART I

1.  Business                                                               3
2.  Properties                                                            12
3.  Legal Proceedings                                                     12
4.  Submission of Matters to a Vote of Security Holders                   12

                                    PART II

5.  Market for the Company's Common Equity and Related Stockholder
    Matters                                                               13
6.  Selected Financial Data                                               14
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   15
7A. Quantitative and Qualitative Disclosures About Market Risk            23
8.  Financial Statements and Supplementary Data                           23
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure                                                  42

                                   PART III

10. Directors and Executive Officers of the Company                       43
11. Executive Compensation                                                46
12. Security Ownership of Certain Beneficial Owners and Management        59
13. Certain Relationships and Related Transactions                        60

                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K      61

    Signatures                                                            68

                                    PART I

ITEM 1.  BUSINESS

     OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF USLD COMMUNICATIONS CORP. (INDIVIDUALLY, OR TOGETHER WITH ITS SUBSIDIARIES, THE "COMPANY") MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED WITH THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-FORWARD-LOOKING STATEMENTS-CAUTIONARY LANGUAGE."

GENERAL

     The Company is a fully-integrated, switch-based communications company. From fiscal 1992 through fiscal 1997, the Company's revenues increased at a compounded annual rate of 36%, totaling $226.9 million for fiscal 1997. The Company offers a full array of communication services including direct dial long distance and local services, prepaid calling cards, travel cards, Internet access, data transmission and calling center services.

     On August 19, 1997, stockholders of the Company approved a proposal to amend the Company's Restated Certificate of Incorporation to change the name of the Company from U.S. Long Distance Corp. to USLD Communications Corp. The new name more accurately represents the Company's role as a provider of a diverse line of communications services, rather than just a provider of long distance services.

     The telecommunications industry has changed significantly since the mandated divestiture by American Telephone and Telegraph Co. ("AT&T") of its 22 local telephone companies in 1984. Regulations mandating equal access to the existing telecommunications network led to the creation of hundreds of new long distance companies. Competition now pervades across all categories of long distance telephone services, including both domestic and international direct dial long distance telephone services, operator assisted and calling card services and 800/888 specialized in-bound long distance telephone services. While AT&T and, to a lesser extent, MCI Telecommunications Corporation ("MCI") and Sprint Corporation ("Sprint"), together dominate the estimated $85 billion long distance telecommunications industry, management believes that a growing share of the market is serviced by smaller long distance companies such as the Company. Industry sources estimate that approximately 80% of the long distance market is shared among AT&T, MCI and Sprint.

     The Telecommunications Act of 1996 ( the "Telecommunications Act"), which was signed into law on February 8, 1996, was the first major overhaul of the telecommunications law since the divestiture of AT&T. This act allows telecommunications providers such as the Company to provide local telephone services. The local telephone services industry is estimated to be a $95 billion industry and is dominated by the Regional Bell Operating Companies ("RBOCs"). The Company is aggressively expanding into the local services industry and began offering local services in February 1997. The Company is currently certified to offer local services in 21 states and has certification pending in six other states. The Company has signed interconnection agreements with Southwestern Bell Telephone Company ("SWBT"), U S WEST Communications Inc. ("U S WEST") and GTE Telephone Operating Companies ("GTE"), enabling the Company to provide local telephone service to business and residential customers in these respective companies' local service areas. The Company also has entered into a local resale agreement with BellSouth Telecommunications, Inc. ("BellSouth") for its nine-state service territory. Additionally, the Telecommunications Act allows the RBOCs to compete in the long distance industry. However, the applicant RBOC must first satisfy a legislative "checklist" that outlines the steps required for an RBOC to open its network to competition on a local basis. To date, no RBOC has been granted authority for in-region interLATA services.

PROPOSED MERGER

     On September 17, 1997, the Company signed a definitive agreement to merge with a wholly-owned subsidiary of LCI International, Inc. ("LCI") (the "Merger"). Under the terms of the agreement, for each of the Company's outstanding shares of common stock, par value $0.01 per share (the "Common Stock"), LCI will exchange a fraction of one share of LCI common stock having a value of $20.00 based upon the average price of LCI common stock for the 20 trading days ending three days before the Merger, subject to certain exceptions. The transaction is to be accounted for as a pooling-of-interests business combination. The transaction is anticipated to be tax-free to both the Company's and LCI's stockholders and is expected to be completed by December 31, 1997. A Special Meeting of Stockholders of the Company is scheduled for December 17, 1997, for the purpose of considering and voting upon the Merger. There can be no assurances that such Merger will be approved by the stockholders of the Company at the Special Meeting, or, if approved, that the other conditions to closing will be met or waived in order to permit consummation of the Merger. At this time, the effect of completion of the Merger on forward-looking statements contained in this Form 10-K is not determinable.

DIRECT DIAL LONG DISTANCE SERVICES

     The Company is a full-service long distance carrier currently providing direct dial long distance services to small and medium-sized commercial customers and, to a lesser extent, residential customer accounts. The Company was authorized to complete international and interstate calls throughout the United States as well as intrastate calls within 47 states at September 30, 1997. However, the Company focuses its direct sales efforts in the West Coast, Pacific Northwest, Southwest and Southeast regions of the United States to take advantage of network efficiencies. In addition to its basic "one-plus" service, the Company provides inbound 800 service, travel and prepaid calling card services, private line services, data transmission services, wholesale carrier services and other customer-specific products.

     The Company began offering direct dial long distance services following its entry into the direct dial long distance business in August 1991 through the acquisition of three related direct dial long distance companies in Texas. At September 30, 1997, the Company serviced approximately 87,100 commercial and residential customer accounts. The Company billed an average of 151.2 million minutes per month of long distance traffic during the fiscal quarter ended September 30, 1997, as compared to 106.5 million and 62.6 million during the fiscal quarters ended September 30, 1996 and 1995, respectively. In fiscal 1997, 1996 and 1995, the Company had $167.9, $119.4 million and $84.5 million, respectively, in direct dial long distance revenues, comprising 74%, 66% and 59% of total operating revenues in each period, respectively.

INDUSTRY OVERVIEW

     Direct dial long distance revenues industry wide are estimated to be approximately $85 billion in 1997, up from approximately $78 billion in 1996. AT&T, MCI and Sprint dominate the long distance industry. Industry sources estimate that these companies control a combined market share of approximately 80%. These companies offer comprehensive communications services in a wider array of products than other long distance companies and typically target national, multi-state business customers and millions of residential long distance users through national television and media advertising. The Company believes that over 500 smaller long distance companies account for the remaining 20% of the market. These companies typically concentrate on smaller regional and local business customers. Competition in the direct dial long distance industry has historically been based upon price. More recently, the focus has been moving towards customer service, product design and innovation, customized billing capabilities, transmission quality and availability of service.

SALES AND MARKETING

     The Company's direct dial long distance sales personnel are located throughout the Company's service area and are responsible for marketing to commercial accounts. The Company supervises sales and marketing efforts from its corporate headquarters and utilizes various advertising media to enhance its commercial marketing efforts and to attract and retain residential customers. The Company examines the calling profiles of target markets and designs long distance services that specifically address certain demands. For example, the Company issues long distance calling cards customized to include a customer's corporate logo and has also customized prepaid calling cards to be used as promotional marketing tools. The Company also directly markets to employees of commercial customers for their residential service. In addition to its own sales force, the Company markets its direct dial long distance services through authorized agents, other carriers and affinity organizations (strategic partnerships).

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

OPERATIONS

     The Company completes calls that are originated when a pre-subscribed customer dials "1" plus the area code and number or when a customer selects the Company's network through dial-up access to reach any domestic or international destination. All long distance calls placed over the Company's network are directed to call destination points by computerized digital network switching equipment operating at one of the Company's switching centers. The switching equipment receives a customer's direct dial call, verifies the caller's billing status, routes the call to the dialed destination, monitors the call's duration and collects other information for billing purposes. The Company's switching equipment selects the most cost-efficient transmission circuit or path available prior to switching and completing each call. The Company employs state-of-the-art digital switching equipment at the Company's switching centers in Houston, Texas; Waco, Texas; Seattle, Washington; Los Angeles, California; and the newest facility in Atlanta, Georgia. The Atlanta switch was purchased in January 1997 and is the Company's launch pad into the Southeast and East Coast markets.

     To satisfy increasing or anticipated usage of its long distance network and to ensure that its network is optimally accessible when network demand is heavy, the Company, from time to time, adds circuit capacity at each existing switching center by increasing the number of telecommunications ports and access lines. The Company utilizes state-of-the-art Common Channel Signaling System 7, which is currently operational for virtually all originating and terminating traffic within the Company's markets. This network protocol significantly reduces connect time delays and provides additional technical capabilities and efficiencies for the routing of calls.

COMPETITIVE ADVANTAGES

     The Company competes with AT&T, MCI, Sprint and numerous local, regional and national carriers on the basis of its products and services, competitive pricing and local identity. The Company, generally, prices its services below AT&T, MCI and Sprint comparable service offerings. In addition, by designing long distance products and services that fill specific market needs, the Company enhances its ability to compete with AT&T, MCI, Sprint and others.

     The Company believes that its emphasis on customer service distinguishes itself from many of its competitors. The Company has taken an integrated team approach to sales and service by increasing the number of account development specialists in its field offices to maintain responsive service after the sale. In an effort to improve sales force productivity and streamline functional processes, the Company deployed notebook computers to the field sales and support staff. These notebook computers have software that allows the Company's sales force to quickly prepare sales proposals and make enhanced marketing presentations on site at customer locations.

     Additionally, the Company offers a computerized bulletin board service called Advantage Direct, which is similar to the remote access service offered to its operator services customers. This service allows customers to monitor and evaluate calling patterns and volume by department or location. Moreover, in competing with certain regional and local long distance carriers, the Company believes it holds a competitive advantage within its territory because the Company's regional concentration of traffic over its network facilities allows for certain cost efficiencies of a national carrier. In addition, the Company believes that its local identity in the markets it serves provides an advantage in marketing its services and competing with long distance carriers based outside of the target regions. Management believes that the Company has developed the expertise in information systems necessary to meet the needs of its direct dial long distance customers. For instance, the Company provides an invoice indicating call detail in a form that assists customers in controlling and monitoring communications costs for various projects or departments.

     The Company employs digital switching equipment utilizing a network comprised largely of high quality fiber-optic circuitry to maximize communications quality. The Company believes that its use of a digital fiber-optic network is particularly advantageous in marketing both its voice and data transmission services. The Company also designs redundant and diverse routes to each major service area to ensure maximum service availability.

     The communications industry is dynamic, and the Telecommunications Act is expected to continue to have a major impact on the industry's competitive environment. In essence, the RBOCs will be competing with long distance carriers for both domestic and international long distance customers. The Company believes it is prepared to meet this challenge by capitalizing on its experienced management team and sales force, personalized customer service, quality products and services and competitive pricing structures.

STRATEGY AND GROWTH OPPORTUNITIES

     The Company's strategic focus in the direct dial long distance industry is to compete with AT&T, MCI and Sprint primarily on the basis of competitive pricing, while offering a comparable or higher level of service. Moreover, the Company intends to remain focused on small and medium-sized commercial customers and will continue its efforts to develop innovative and cost-efficient services that meet the needs of its customers. In December 1996 and February 1997, Company expanded product offerings to include Internet access and local access services, respectively. Furthermore, the Company is in the process of expanding product offerings based on market opportunity that will likely include frame relay, paging and wireless services in selected markets within the next 12 to 18 months. The Company's ability to offer this array of services will allow it to be the customer's "one source" for communications.

     The Company believes that there are opportunities for geographic expansion through acquisitions, mergers and continued development of the Company's network. The primary focus of the Company's acquisition activities is on acquisitions that will grow the Company's direct dial long distance business. The Company believes that its base of operator services business affords it the opportunity to expand its direct dial long distance and local services on a more cost effective basis than many of its competitors. By having a concentration of operator services call traffic in a particular geographic region, the Company can utilize any long distance facilities it installs or acquires to service a ready base of call traffic, thereby lowering the marginal transmission costs for any direct dial long distance traffic that the Company acquires or develops in that region. The Company believes this cost advantage not only improves the potential profitability of both the Company's operator services and direct dial long distance services businesses in such region, but also expands the number of companies that would be attractive acquisition candidates in that region.

     In January 1997, the Company completed the acquisition of Omni Communications, Inc. ("Omni"), a regional direct dial long distance service provider headquartered in Palm Beach Gardens, Florida. In May 1997, the Company completed the acquisition of TransAmerica Communications, Inc. ("TransAmerica"), a regional direct dial long distance service provider headquartered in Boca

Raton, Florida. The Omni and TransAmerica acquisitions, although not material to the Company's financial position or results of operations, were strategically planned to increase the Company's presence in the Southeast region of the United States as they bring to the Company a high quality customer base concentrated in Florida. The existing customer bases of Omni and TransAmerica complement the Company's network expansion strategy, as their customers are being serviced directly by the switch in Atlanta, Georgia.

     The Company continually evaluates business opportunities, including potential acquisitions. One or more of such acquisitions could result in a substantial change in the Company's operations and financial condition. The success of the Company's acquisition activities will depend, among other things, on the availability of acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. While the Company has, from time to time, had discussions with communications companies, it has no agreements or pending negotiations, with the exception of the Merger noted above.

OPERATOR SERVICES

     The Company provides operator assisted services for private pay telephones, hotels, motels, university dormitories and hospitals. The Company's operator services are accessed when calls requiring operator assistance and/or alternate billing options are placed from customer locations or customer pay telephone equipment. Such services involve the use of live and automated operator stations to receive, validate and complete the calls. The Company processes collect, third-party, person-to-person and calling card calls and, generally, shares a percentage of call revenues with its customers.

     At September 30, 1997, the Company provided operator services to approximately 141,500 hotel, motel, hospital and dormitory rooms. In addition, at September 30, 1997, the Company had service contracts with private pay telephone owners covering approximately 71,600 pay telephones. The Company carried 6.8 million average monthly minutes of operator services traffic during the fourth quarter of fiscal 1997, as compared to 7.6 million and 8.3 million average monthly minutes during the fourth quarters of fiscal 1996 and 1995, respectively. The Company's operator services revenues amounted to $57.5 million, $60.9 million, $59.6 million in fiscal 1997, 1996 and 1995, respectively.

INDUSTRY OVERVIEW

     Management believes that there are approximately 130 operator services providers competing within the long distance communications industry. AT&T continues to dominate the operator services market, supplying operator services for traffic originating from both the hospitality and pay telephone industries. Additionally, MCI and Sprint provide operator services and are considered by management to be major competitors. Excluding AT&T, MCI, Sprint, GTE and the RBOCs, management believes the Company is one of the five largest providers of operator services.

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

OPERATIONS

     The Company owns and operates its own operator center in San Antonio, Texas, which employed 264 operators and support staff at September 30, 1997. The Company provides live and automated operator services 24 hours per day, 365 days per year, and features multi-lingual operators versed in English, Spanish and a variety of other languages. The Company maintains a sophisticated emergency call handling system that enables its operators to access police, fire and other emergency agencies within the jurisdiction of the telephone from which the call is placed. The Company utilizes its own transmission facilities when possible or contracts to use facilities of other long distance network providers as necessary.

     The Company switches its operator assisted calls at its five main switching centers. Many operator assisted calls are transmitted to the Company's switching centers via call processing equipment installed at customer locations or in customer pay telephone equipment. This call processing equipment is programmed to recognize calls requiring operator assistance and to access the Company's network by dialing the Company's access number, then passing the call record information to one of the switching centers. The Company validates the authorization code or telephone number to be billed and then completes the call, while recording the date, destination, duration and time of day for subsequent billing purposes. At September 30, 1997, the Company was authorized to complete international and interstate calls placed throughout the United States, as well as intrastate calls within 47 states.

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

     In addition, due to the Telecommunications Act, the Company's opportunities in the operator services market have expanded. The Telecommunications Act requires RBOCs desiring to enter the long distance services market to, among other things, open their networks to competition on a local basis as well as establish separate subsidiaries through which they can offer in-region long distance services. In addition to the 350,000 private pay telephones the Company has traditionally marketed its services to, operator, long distance and local services will now be marketed to an additional 1.7 million public pay telephones, or to a total pay telephone market of approximately 2.0 million. The Company is currently developing new products and redesigning existing products to support the expanded market. In June 1997, the Company entered into an agreement with GTE to provide repair and refund services for GTE pay telephones nationwide. Other services covered under the agreement include but are not limited to local, information and technology services. In June 1997, the Company also extended its agreement with G-Five Corp., a California aggregator of over 300 private pay telephone affiliates, adding three years to the contract period. Under the agreement, the Company will provide expanded communications services, including operator, direct dial and local services, to approximately 12,000 privately-owed pay telephones throughout California. The Company expects that both the expanding operator services market opportunity and the expansion of product offerings will increase revenues, as well as strengthen customer relationships and increase customer retention. However, as the Company is in the early stages of this marketing effort, the revenue increase cannot be accurately predicted and may not be material to the Company's financial position or results of operations.

     The Company's existing relationships with operator service customers, who typically own or manage numerous pay telephones or hotels, provide a unique opportunity for the Company. The Company has the potential to provide local access services to a large volume of telephone lines through its existing customer base. These characteristics will allow the Company to quickly and efficiently enter the local services market in targeted areas.

LOCAL SERVICES

     The Telecommunications Act provides for certain significant changes to the regulatory market structure of the domestic telecommunications industry. For example, competitive telecommunications providers such as the Company now are permitted to offer local telephone services in competition with the Incumbent Local Exchange Companies ("ILECs") throughout most areas in each state. The Company, therefore, can offer local services either by reselling services over the network of an ILEC or over its own network and facilities, or any combination of the two.

     Management of the Company believes that the introduction of the local service product provides the Company a significant opportunity for revenue growth. The Company was one of the first long distance carriers to offer local resale service and has provided Centrex resale for ten years in the Northwest. The Company introduced two local service products in fiscal 1997. In February 1997, the Company began offering a local resale product to its pay telephone customers, primarily in SWBT exchanges within the State of Texas. In June 1997, a local resale product was offered to the Company's commercial customers. A third product, a switched local product, was offered to commercial and pay telephone customers in select markets in the first quarter of fiscal 1998. At September 30, 1997, the Company was providing local service to approximately 12,900 subscriber lines. In fiscal 1997, the Company had $1.6 million in local services revenue.

INDUSTRY OVERVIEW

     The local telecommunications market is estimated to be a $95 billion industry. Prior to the Telecommunications Act, regulations prohibited competition in this industry, and, therefore, the geographic markets were exclusively controlled by the ILECs. The introduction of competition in 1996 has yet to have any measurable effect on the overall market dominance of the collective ILECs. These companies' marketing practices traditionally have been driven by regulations rather than customer demand, and as a result the local services offered currently are not as diverse or competitively priced as direct dial long distance services today. Also, because prices for local services sometimes contain intrinsic built-in subsidies for other local exchange products, some services are priced well over their actual costs and, therefore, are highly vulnerable to competition in a competitive market.

     Entry into the local market by niche providers has been slow due to the tremendous amount of coordination and investment necessary. For example, a Competitive Local Exchange Company ("CLEC"), such as the Company, needs to negotiate an interconnection agreement with an ILEC and submit such agreement to the applicable state regulatory agency for approval. The CLEC also must obtain the appropriate license and/or certification from that state before it can offer local services. The CLEC and the ILEC then must coordinate their order entry/service delivery process and address related issues such as 911 services, city franchise requirements, rights-of-way permits, intraLATA toll transiting agreements and service and maintenance obligations. As these issues are resolved, niche providers should have a unique opportunity to design local services that meet actual customer needs.

SALES AND MARKETING

     The Company is offering local services in the geographic areas in which it can provide such services through its direct sales force, with emphasis on the Company's existing customer base. The Company has relied upon its traditional marketing channels, radio and television advertisements as well as billboard and print ad campaigns in geographically concentrated markets. The Company believes that it has the potential to capitalize on its relationship with existing customers to bundle the local product with its existing products and services. The bundling of these services with local services will enhance the Company's product offerings and provide new and existing customers with the integrated communication services they desire. To a lesser extent, the Company also continues to market to residential customers.

     As noted above, the Company currently has an exclusive marketing agreement with Nolan Ryan. Mr. Ryan acts as the Company's spokesman for its local services and appears in the Company's radio and television advertisements and product literature, promoting 1-800-TRY-USLD.

COMPETITIVE ADVANTAGES

     To the extent the Company can provide the necessary billing, customer service and back-office support for local services for less cost per line than the contractual wholesale discount, the Company can offer its customer a lower rate for the same service than the ILEC. The Company also believes that its optional billing methods (e.g., bulletin board service), its customer service and its ability to combine an invoice for local and long distance services on a single bill from a single source serve as competitive advantages. These advantages are even greater in geographical areas where similarly situated carriers have not yet entered the local market.

     The Company is aggressively expanding into the local service business and is currently certified to offer local services in 21 states and has certification pending in six other states. The Company has signed interconnection agreements with SWBT enabling the Company to provide local telephone service to business and residential customers in SWBT's five-state service area. The Company has also entered into a local resale agreement with BellSouth for their nine-state service territory. In addition, the Company's existing relationship with pay telephone customers provides a unique opportunity for the Company. The Company has the potential to provide local access to a large volume of telephone lines through its existing customer base.

STRATEGY AND GROWTH OPPORTUNITIES

     The Company will continue to pursue interconnection agreements, regulatory authority and technical functionality to carry, sell and provide local telephone services. The Company's strategy has been to roll out three product offerings over a nine-month period. The first was a resale product targeted to the Company's private pay telephone customers. This product was offered in February 1997. In June 1997, a resale local product was offered to commercial customers. This product is offered in targeted markets where the Company has high concentration of existing long distance customers. This strategy should provide the Company a higher than average sales success rate and increase customer retention. The third product, a switched local product, was offered to commercial and pay telephone customers in selected markets in the first quarter of fiscal 1998. This product is offered through a switch which was installed in San Antonio, Texas, in the fourth quarter of fiscal 1997. This $1.0 million, state-of-the-art, modular Lucent switch is initially able to service 6,000 separate subscriber lines and, with an additional investment, the next expansion will increase the capacity to 20,000 subscriber lines. The maximum expansion possibility of the switch is 200,000 subscriber lines. This switch is the first of several the Company plans to install in certain cities where the Company has a high concentration of existing customers.

CORPORATE SYNERGY

     Management believes that the Company has certain operating advantages and cost efficiencies through the integration of its long distance, operator and local services businesses. The combined traffic volumes of the Company's operator services and direct dial long distance businesses operate to lower the Company's transmission costs for both of these businesses in geographic regions where the Company operates long distance switching equipment. In addition, the Company's sales force can provide integrated communications solutions by offering operator services, direct dial long distance and local telephone services. The opportunity to bundle products and services strengthens customer relationships and, thus, improves customer retention.

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

     At September 30, 1997, the Company was authorized to carry intrastate operator assisted traffic in 47 states. Authorization is pending approval in two other states. State regulatory agencies have the authority to impose their own rules and regulations governing the provision of intrastate operator services, including regulation of rates. Many states have rules similar if not identical to those imposed by the FCC on interstate operator assisted calls. At the date of this report, the Company was in material compliance with the requirements of each of the individual state regulatory agencies and continues to pursue authorization to provide intrastate operator services in other targeted states. Certain states are expected to introduce or revise their rules governing operator services providers within the next year. Currently, the Company does not anticipate significant difficulty in complying with the new or revised rules.

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

     At September 30, 1997, the Company was authorized to provide intrastate long distance service within 47 states with authorization pending approval in one other state. Regulations within each of these states, as they pertain to completing direct dial long distance calls for the Company's customers within the state, are virtually static and pose no foreseeable concern. As the Company expands the geographic scope of its direct dial long distance business, it will seek state regulatory approvals as necessary to provide intrastate long distance service.

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

MFJ LEGISLATION

     On February 8, 1996, President Clinton signed the Telecommunications Act into law. This act allows the RBOCs to seek authority from the FCC to provide "in-region" long distance services. To obtain this authority, each state agency is required to certify to the FCC that the applicant RBOC has satisfied a legislative "checklist" that outlines the steps required for an RBOC to open its network to competition on a local basis. These steps include the provision of competitive network interconnection, unbundled access to network elements and other necessary access to poles, ducts, conduits and rights-of-way, non-discriminatory access to white pages listings and telephone number assignments, local number portability, toll dialing parity and local service resale. The FCC is required to consult with the Department of Justice ("DOJ") to assist in determining if an applicant RBOC's entry into the long distance business violates any antitrust standards the DOJ considers appropriate. Ninety days after receiving such an application, the FCC is required to render its decision. RBOCs are required to establish separate subsidiaries through which they could first offer in-region long distance services. RBOCs may provide out-of-region long distance services subject to existing laws and regulations governing long distance communications.

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

ACCESS CHARGE REFORM

     On May 6, 1997, pursuant to their interpretation of the Telecommunications Act, the FCC released its Access Reform Order (the "Access Order"). The FCC sought through this decision to restructure the manner in which interexchange carriers compensate facilities-based LECs for providing access to their local end users. One requirement within the Access Order would significantly shift the economic burden associated with providing access from "direct-trunked" carriers, or long distance companies with dedicated facilities to a particular local exchange central office, to carriers who utilize toll tandem switching, i.e., those who used shared access facilities to reach that same central office. The overwhelming majority of long distance carriers, including in many cases, the Company, today buy "tandem switched" transport. However, if the price discrepancy becomes too great between direct trunk transport and tandem switched transport, with all other cost factors remaining constant, the Company may be at a competitive disadvantage relative to larger, direct trunk transport carriers. Access is an essential element to the origination and completion of all long distance calls, and if certain entities are provided special pricing for the same service relative to their competitors, they are thereby afforded a formidable competitive cost advantage.

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

EMPLOYEES

     At September 30, 1997, the Company had 658 full-time employees, including 18 officers, 219 sales and marketing personnel, 148 network, technical and operations personnel, 92 accounting, administrative and support personnel and 181 telephone operators and customer service representatives and related support personnel. At September 30, 1997, the Company also employed 178 part-time telephone operators and customer service representatives. None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     At September 30, 1997, the Company occupied approximately 75,185 square feet of space for its corporate offices at 9311 San Pedro, San Antonio, Texas, pursuant to a lease agreement that expires in March 2004. Additionally, at September 30, 1997, the Company leased approximately 17,000 square feet of space for its operator services center at 2200 Danbury, San Antonio, Texas, and approximately 69,300 square feet in the aggregate for 30 sales and operations offices throughout Texas, Oklahoma, New Mexico, Louisiana, California, Oregon, Florida, Washington, Georgia and North Carolina. The Company believes that its facilities are adequate to meet its current needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders of the Company was held on August 19, 1997 for the purpose of considering and voting upon a proposal to amend the Company's Restated Certificate of Incorporation to change the name of the Company from U.S. Long Distance Corp. to USLD Communications Corp. The new name more accurately represents the Company's role as a provider of a diverse line of communications services, rather than just a provider of long distance services.

     The results of the Special Meeting were as follows:

                                      Number of Votes
     Votes For                          13,848,201
     Votes Against                          20,451
     Votes Abstained                         9,762

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "USLD." The table below sets forth the high and low bid prices for the Common Stock from October 1, 1996, through November 28, 1997, as reported by the Nasdaq National Market System. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                     HIGH         LOW
                                                     ----         ---
  Fiscal Year Ended September 30, 1996:
     1st quarter                                 $ 15 1/8      $ 10 7/8
     2nd quarter                                 $ 20 1/2      $ 13
     3rd quarter (1)                             $ 41 1/8 (1)  $ 19 5/8 (1)
     4th quarter (Pre-Distribution) (1)          $ 39 3/8 (1)  $ 25 1/2 (1)
     4th quarter (Post-Distribution) (1)         $ 10     (1)  $  4 3/8 (1)
  Fiscal Year Ended September 30, 1997:
     1st quarter                                 $ 10 1/8      $  7 1/2
     2nd quarter                                 $ 12 7/8      $  7 7/8
     3rd quarter                                 $ 17 1/4      $ 10 1/4
     4th quarter                                 $ 20 1/8      $ 13
  Fiscal Year Ended September 30, 1998:
     1st quarter (through November 28, 1997)     $ 21          $ 18 3/8

--------------------

(1) On May 14, 1996, the Company's Board of Directors announced the spin-off of Billing Information Concepts Corp. ("Billing"). On August 2, 1996, the Company completed the distribution of all of the capital stock of Billing. The average stock price for the first ten business days after the distribution date was $6.77 for the Company and $19.36 for Billing.

STOCKHOLDERS

     At November 28, 1997, there were 16,325,409 shares of Common Stock outstanding, held by 527 holders of record. The last reported sales price of the Common Stock on November 28, 1997, was $20 3/4 per share.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on the Common Stock. The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Furthermore, certain covenants in various credit agreements of the Company together with the definitive Merger agreement with LCI prohibit the payment of cash dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below are derived from the audited Consolidated Financial Statements of the Company. The data presented below for the fiscal years ended September 30, 1997, 1996 and 1995 should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this report. All periods presented reflect the spin-off of Billing as discontinued operations as of September 30, 1992. The Company has never declared cash dividends on its Common Stock, nor does it anticipate doing so in the foreseeable future.

                                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                                   -----------------------------------------------------
                                                      1997       1996        1995      1994       1993
                                                   --------   --------    --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
  Total operating revenues                         $226,893   $180,346    $144,050   $117,541   $80,119
  Net income (loss) from continuing operations     $  5,251   $(13,754)   $ (2,083)  $ (2,475)  $(1,265)
  Net income (loss) from continuing operations
   per common share                                $   0.32   $  (0.89)   $  (0.14)  $  (0.18)  $ (0.10)


                                                                        SEPTEMBER 30,
                                                   -----------------------------------------------------
                                                      1997       1996        1995      1994       1993
                                                   --------   --------    --------   --------   --------
                                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Total assets (1)                                 $123,003   $ 99,244    $ 86,027   $ 79,413   $64,835
  Long-term obligations, less current portion      $ 16,022   $ 10,341    $ 16,168   $ 16,684   $13,266


                                                                        SEPTEMBER 30,
                                                   -----------------------------------------------------
                                                      1997       1996        1995      1994       1993
                                                   --------   --------    --------   --------   --------
                                                                       (IN THOUSANDS)
OPERATING DATA (UNAUDITED):
  Operator services minutes per month (2)             6,800      7,600       8,300      9,100    10,600
  Pay telephones serviced (3)                          71.6       61.3        60.9       52.0      44.8
  Rooms serviced (3)                                  141.5      135.9       136.9      122.0     106.0
  Direct dial long distance minutes per month (2)   151,200    105,400      62,600     44,700    17,200

------------------
(1)  Excludes net assets of discontinued operations.

(2) Calculated based upon a monthly average over the fiscal quarter ended on the date indicated.

(3)  At end of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SPECIFICALLY, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING THE "OUTLOOK," REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND PLANS AND OBJECTIVES OF MANAGEMENT OF THE COMPANY FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "COULD," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, SEASONALITY, THE OPERATION OF THE COMPANY'S NETWORKS, TRANSMISSION COSTS, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN ("CAUTIONARY STATEMENTS"). ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE APPLICABLE CAUTIONARY STATEMENTS.

GENERAL

     The following is a discussion of the consolidated financial condition and results of operations of the Company for fiscal 1997, 1996 and 1995. It should be read in conjunction with the Consolidated Financial Statements of the Company, the Notes thereto and the other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's fiscal years ended September 30 and references to quarterly periods refer to the Company's fiscal quarters ended December 31, March 31, June 30 and September 30.

     On July 10, 1996, the Company's Board of Directors approved a plan to spin off the Company's commercial billing clearinghouse and information management services business ("Billing Group Business") as a separate public company. To effect the spin-off, the Board approved the distribution of the outstanding shares of common stock of its wholly owned subsidiary that owned and operated the Billing Group Business, Billing, to the Company's stockholders. The distribution was tax-free for federal income tax purposes to the Company's stockholders, and the Company did not recognize income, gain or loss as a result of the distribution except for direct spin-off costs. The distribution was completed on August 2, 1996.

     The accompanying Consolidated Statements of Income reflect the operating results of Billing as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Prior period operating results have been restated to reflect continuing operations. The Consolidated Pro Forma Statements of Operations are also included and discussed in a separate section below.

OVERVIEW

     Revenues grew to $226.9 million in 1997 from $180.3 million in 1996 and $144.1 million in 1995. During the five-year period ended September 30, 1997, revenues grew at a 36% annual compounded rate. The Company's gross profit margin was 33.8% in 1997, 34.3% in 1996 and 34.7% in 1995. The decrease in gross margin from 1995 to 1997 was largely due to the growth of lower gross margin direct dial long distance revenues as a percentage of total revenues.

     The Company's selling, general and administrative ("SG&A") expenses as a percentage of revenues were 23.4%, 28.1% and 28.9% in 1997, 1996 and 1995, respectively. The decrease from 1995 to 1997 was primarily the result of tighter expense controls and increased efficiencies. Depreciation and amortization expenses as a percentage of revenues were 5.0%, 6.5% and 7.0% in 1997, 1996 and 1995, respectively. Net income (loss) from continuing operations of $5.3 million, ($13.8) million and ($2.1) million was reported for 1997, 1996 and 1995, respectively.

RESULTS OF OPERATIONS

     The following table presents certain items in the Consolidated Statements of Income as a percentage of total operating revenues for the years ended September 30, 1997, 1996 and 1995:

                                              1997        1996       1995
                                              -----       -----      -----
     Operating revenues:
       Direct dial long distance services      74.0%       66.2 %     58.6 %
       Operator services                       25.3        33.8       41.4
       Local services                           0.7         0.0        0.0
                                              -----       -----      -----
       Total operating revenues               100.0%      100.0 %    100.0 %
     Operating expenses:
       Cost of services                        66.2%       65.7 %     65.3 %
       Selling, general and administrative     23.4        28.1       28.9
       Non-recurring special charges            0.8         8.8        0.0
       Depreciation and amortization            5.0         6.5        7.0
                                              -----       -----      -----
     Income (loss) from operations              4.6%       (9.1)%     (1.2)%
                                              -----       -----      -----
                                              -----       -----      -----

OPERATING REVENUES

     Revenues in 1997 increased by 26% to $226.9 million from $180.3 million in 1996 and by 25% from $144.1 million in 1995. Growth in direct dial long distance services revenues accounted for $48.5 million of the total increase in revenues from 1996 to 1997.

     DIRECT DIAL LONG DISTANCE SERVICES. Direct dial long distance services revenue increased 41% to $167.9 million in 1997 compared to $119.4 million in 1996 and 41% compared to $84.5 million in 1995. The increase in revenue is primarily attributable to growth in the number of customers serviced. The Company believes that there are opportunities for continued expansion, both internally and externally through acquisitions, in both of its primary businesses. However, because direct dial long distance services represent the largest market in which the Company is active, management believes that this business presents the Company with its greatest revenue growth opportunity. The Company believes that its base of operator services business affords it the opportunity to expand its direct dial long distance business on a more cost effective basis than many of its direct dial long distance competitors. Accordingly, the Company continues to consider potential acquisitions. While the Company has, from time to time, had discussions with such companies, it has no agreements or pending negotiations, with the exception of the Merger.

     OPERATOR SERVICES. Operator services revenue was $57.5 million in 1997 compared to $60.9 million in 1996 and $59.6 million in 1995. The Company processed 15.3 million operator services calls in 1997 compared to 17.5 million in 1996 and 17.4 million in 1995. The Company serviced an average of approximately 66,100 pay telephones and 140,500 hospitality rooms per month for 1997, compared to an average of approximately 66,100 pay telephones and 128,300 hospitality rooms per month for 1996 and 55,200 pay telephones and 130,300 hospitality rooms per month for 1995. The decrease in revenue is principally attributable to the decrease in volume of operator services calls. The decrease in call volume is primarily attributed to an increasing awareness on the part of the consumer of the ability to select a carrier of choice by dialing access codes of other carriers ("dial-around"). Additionally, changes in federal or state regulations could negatively impact revenues of the Company (see "Item 1 - Business - Government Regulations").

     LOCAL SERVICES. Local service revenue was $1.6 million in 1997. The Company entered the local service market during the second quarter of 1997, and was providing local resale service to approximately 12,900 subscriber lines at September 30, 1997.

OPERATING EXPENSES

     COST OF SERVICES. The gross profit margin was 33.8%, 34.3% and 34.7% during 1997, 1996 and 1995, respectively. The decline in gross profit margins from 1995 to 1997 is primarily due to the change in the Company's revenue mix. The direct dial long distance services revenue as a percentage of total revenues has increased. Such revenues have a lower gross margin than the operator services revenue and accounted for 74%, 66% and 59% of total revenue during 1997, 1996 and 1995, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses for 1997 were $53.2 million, representing 23.4% of revenues, compared to $50.7 million in 1996, or 28.1% of revenues, and $41.6 million in 1995 or 28.9% of revenues. SG&A expenses as a percentage of revenues have continued to decrease as a result of tighter expense controls and successful efforts to streamline the Company's operations.

     NON-RECURRING SPECIAL CHARGES. The Company incurred $1.9 million and $15.8 million in non-recurring special charges in 1997 and 1996, respectively. The 1997 charges consisted of $1.2 million in charges associated with the resignation of Parris H. Holmes, Jr. as Chairman of the Board of the Company. The Company paid Mr. Holmes an $875,000 cash bonus and granted him 25,000 shares of restricted Common Stock. In addition, the Company incurred $669,000 in professional fees during 1997 in association with the Merger. Non-recurring special charges in 1996 represent costs incurred in connection with the spin-off of Billing and restructuring charges. The Company incurred $13.0 million in certain professional and filing fees, payments required for terminating or restructuring employment contracts, tax payments triggered by the spin-off and non-cash expenses associated with the vesting of stock grants. The Company also incurred $2.8 million in restructuring charges. The charges include costs associated with consolidating customer service, credit and collection and other support functions; vacating certain office facilities; terminating certain marketing contracts; writing down excess assets and providing severance payments.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $11.3 million, $11.8 million and $10.0 million in 1997, 1996 and 1995, respectively. Depreciation and amortization expense as a percentage of revenues decreased to 5.0% in 1997 from 6.5% in 1996 and 7.0% in 1995. This decrease as a percentage of revenues is primarily attributable to the increase in revenues.

INCOME (LOSS) FROM CONTINUING OPERATIONS

     Income from continuing operations in 1997 increased to $10.3 million from losses of $16.5 million in 1996 and $1.6 million in 1995. Excluding non-recurring special charges, the Company would have reported income from continuing operations of $12.2 million in 1997, and a loss from continuing operations of $667,000 in 1996. The continued improvement in operations is primarily attributable to the increase in revenues and the decrease in SG&A expenses as a percentage of revenues, as discussed above.

OTHER EXPENSE, NET

     Net other expense was $982,000, $628,000 and $999,000 in 1997, 1996 and
1995, respectively. The increase in 1997 from 1996 is primarily attributable to a higher average level of indebtedness during the past year as well as a decrease in other income. The decrease in 1996 from 1995 is due to a lower level of indebtedness in 1996.

INCOME TAXES

     The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes which are not deductible for federal income tax purposes.

NET INCOME

     The Company reported net income of $5.3 million, $1.4 million and $12.0 million in 1997, 1996 and 1995, respectively. The increase in 1997 from 1996 is attributable to the increase in revenues and the decrease in SG&A expenses as a percentage of revenues, as discussed above. The decrease in 1996 from 1995 is due to the non-recurring special charges incurred in 1996. In addition, 1996 and 1995 include $15.2 million and $14.1 million, respectively, in income from discontinued operations due to the spin-off of Billing.

EFFECTS OF SPIN-OFF OF BILLING GROUP BUSINESS

     On July 10, 1996, the Company's Board of Directors approved a plan to spin off the Company's Billing Group Business as a separate public company. To effect the spin-off, the Board approved the distribution of the outstanding shares of common stock of its wholly owned subsidiary that owned and operated the Billing Group Business, Billing, to its stockholders. The distribution was tax-free for federal income tax purposes to the stockholders of the Company, and the Company did not recognize income, gain or loss as a result of the distribution, except for direct spin-off costs. The spin-off was completed on August 2, 1996.

     The Consolidated Statements of Income included in this report reflect the continuing operations of the Company for the year ended September 30, 1997, and the continuing and discontinued operations for the years ended September 30, 1996 and 1995. Included below is supplemental unaudited pro forma financial information that management believes is important to provide an understanding of the results of the Company on a stand-alone basis. Consolidated Pro Forma Statements of Operations are presented below for the years ended September 30, 1996, 1995, 1994 and 1993. These unaudited Consolidated Pro Forma Statements of Operations are based on the historical statements of the periods presented adjusted to reflect the items discussed in the accompanying Notes to the unaudited Consolidated Pro Forma Financial Statements. The unaudited Consolidated Pro Forma Statements of Operations give effect to the spin-off of Billing as if it had occurred on September 30, 1992. The pro forma adjustments reflect the terms of the spin-off agreements, which are expected to have a continuing impact on the Company.

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

     The unaudited Consolidated Pro Forma Statements of Operations of the Company reflect, in management's opinion, all adjustments necessary to fairly state the pro forma results of operations for the periods presented and to make the unaudited pro forma statements not misleading.

                USLD COMMUNICATIONS CORP. AND SUBSIDIARIES

             CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                               (UNAUDITED)

                                                              FISCAL YEAR ENDED
                                                                 SEPTEMBER 30,
                                                 -----------------------------------------
                                                   1996       1995       1994       1993
                                                 --------   --------   --------   --------
PRO FORMA
Operating revenues:
  Direct dial long distance services (A)         $119,401   $ 84,484   $ 62,834   $ 29,673
  Operator services                                60,945     59,566     54,707     50,446
                                                 --------   --------   --------   --------
      Total operating revenues                    180,346    144,050    117,541     80,119
Cost of services                                  118,493     94,038     72,944     47,403
                                                 --------   --------   --------   --------
  Gross profit                                     61,853     50,012     44,597     32,716
Selling, general and administrative expense (B)    50,722     41,580     38,541     27,804
Depreciation and amortization expense              11,798     10,032      8,424      5,060
                                                 --------   --------   --------   --------
  Loss from operations (C)                           (667)    (1,600)    (2,368)      (148)
Other expense, net                                   (628)      (999)      (865)    (1,561)
                                                 --------   --------   --------   --------
Loss before income tax benefit                     (1,295)    (2,599)    (3,233)    (1,709)
Income tax benefit (D)                                544      1,092      1,358        718
                                                 --------   --------   --------   --------
Net loss before extraordinary items                  (751)    (1,507)    (1,875)      (991)
Extraordinary loss                                      0          0          0       (316)
                                                 --------   --------   --------   --------
Net loss                                          $  (751)  $ (1,507)  $ (1,875)  $ (1,307)
                                                 --------   --------   --------   --------
                                                 --------   --------   --------   --------

Net loss per common share                         $ (0.05)  $  (0.10)  $  (0.13)  $  (0.11)

Weighted average common shares and common
  share equivalents outstanding                    15,398     14,587     14,069     12,117

NOTES TO UNAUDITED CONSOLIDATED PRO FORMA FINANCIAL STATEMENTS

(A) The long distance and 800 services provided by the Company to Billing were, historically, eliminated in consolidation. The pro forma statements of operations reflect an adjustment for these long distance and 800 services revenues to achieve arm's length pricing consistent with the Telecommunications Agreement executed between the Company and Billing.

(B) The billing clearinghouse and information management services provided by Billing to the Company were, historically, eliminated in consolidation. The pro forma statements of operations reflect an adjustment for these billing clearinghouse and information management costs to achieve arm's length pricing consistent with the Zero Plus-Zero Minus Billing and Information Management Services Agreement and the One-Plus Billing and Information Management Services Agreement executed between Billing and the Company.

(C) In order to reflect the operating results of the Company on normalized basis, these unaudited Consolidated Pro Forma Statements of Operations exclude direct spin-off costs and restructuring charges. Direct spin-off costs were $13.0 million for the year ended September 30, 1996, respectively. Restructuring charges were $2.8 million for the year ended September 30, 1996.

(D) On the unaudited Consolidated Pro Forma Statements of Operations, the Company reflects a pro forma benefit for income taxes at a 42% tax rate for all periods presented for purposes of comparability. Actual tax amounts were higher in the third and fourth quarters of fiscal 1996 due to nondeductibility of certain non-recurring expenses associated with the spin-off and restructuring.

OUTLOOK

     The statements contained in this "Outlook" are based on management's current expectations. These statements are forward-looking, and actual results may differ materially.

     On September 17, 1997, the Company signed a definitive agreement to merge with a wholly-owned subsidiary of LCI. The transaction is to be accounted for as a pooling-of-interests business combination. The transaction is anticipated to be tax-free to both the Company's and LCI's stockholders and is expected to be completed by December 31, 1997. A Special Meeting of Stockholders of the Company is scheduled for December 17, 1997, for the purpose of considering and voting upon the Merger. There can be no assurances that such Merger will be approved by the stockholders of the Company at the Special Meeting, or, if approved, that the other conditions to closing will be met or waived in order to permit consummation of the Merger. At this time, the effect of completion of the Merger on the Company's "Outlook" and other forward-looking statements contained in this Form 10-K is not determinable.

     The industry in which the Company operates is very competitive and is characterized by rapid change. In addition, the Company has faced, and continues to face, regulatory issues that have affected or that may affect operating revenues and operating profit. The continued success of the Company is dependent on its ability to adapt to these competitive and regulatory changes. In developing strategies to achieve continued growth in operating revenues and operating profits, the Company anticipates continuing geographic expansion, expanding its product offerings and controlling costs to improve gross margins and reduce SG&A expenses as a percentage of revenues.

     The Company continues to evaluate and take actions to improve the profitability of its existing products through, among other things, a regionalized approach to pricing, to identify new products to fully utilize the Company's existing sales distribution channels and to evaluate programs that are expected to increase revenues through partnerships with independent sales agents. In December 1996 and February 1997, management expanded product offerings to include Internet access and local access services, respectively. Furthermore, the Company is in the process of expanding product offerings based on market opportunity that will likely include frame relay, paging and wireless services in selected markets within the next 12 to 18 months. The Company is expanding its direct dial long distance services residential customer base by offering long distance services to employees of commercial customers. In addition, due to the Telecommunications Act, the Company's opportunities in the operator services market have expanded. The Telecommunications Act requires RBOCs desiring to enter the long distance services market to, among other things, open their networks to competition on a local basis as well as establish separate subsidiaries through which they can offer in-region long distance services. In addition to the 350,000 private pay telephones the Company has traditionally marketed its services to, operator, long distance and local services will now be marketed to an additional 1.7 million public pay telephones, or to a total pay telephone market of approximately 2.0 million. The Company is currently developing new products and redesigning existing products to support the expanded market. The Company expects that both the expanding operator services market opportunity and the expansion of product offerings will increase revenues, as well as strengthen customer relationships and increase customer retention. However, as the Company is in the early stages of its marketing efforts, the revenue increase cannot be accurately predicted and may not be material to the Company's financial position or results of operations.

     Management believes that there are opportunities for continued geographic expansion through acquisition and continued development of the Company's network. The Company believes that its base of operator services business affords it the opportunity to expand its direct dial long distance and local services on a more cost-effective basis than many of its competitors. The Company continues to evaluate acquisition candidates in strategic geographic areas to expand its market. Acquisition activity is focused primarily on companies that will grow the Company's direct dial long distance business. Management is considering and will continue to consider new investments in switching and related networking equipment.

     The Company believes that the introduction of the local service product provides the Company a significant opportunity for revenue growth. The local services industry in the United States is estimated to be a $95 billion market. The Company is aggressively expanding into the local service business and has signed resale agreements with two RBOCs and one LEC covering 16 states and interconnection agreements with two RBOCs and one LEC covering seven states. The Company has signed interconnection agreements with SWBT, U S WEST and GTE, enabling the Company to provide local service to business and residential customers in these respective companies' local service areas. The Company believes that it has the potential to capitalize on its relationships with existing customers to bundle the local product with its existing products and services and that these factors will enable the Company to quickly and efficiently enter the local services market in targeted areas.
The Company's strategy has been to roll out three product offerings over a nine-month period. The first was a resale product targeted to the Company's pay telephone customers. The Company's existing relationships with pay telephone customers provides a unique opportunity for the Company. The
Company has the potential to provide local access to a large volume of telephone lines, yet a limited number of customers. This product was offered in February 1997. In June 1997, a resale local product was offered to commercial customers. This product is offered in targeted markets where the Company has high concentration of existing long distance customers. This strategy should provide the Company a higher than average sales success rate and increase customer retention. In addition, it should enable the Company to more quickly attain the critical mass necessary to justify a capital investment in local switching equipment. The third product, a switched local product, was offered to commercial and pay telephone customers in selected markets in the first quarter of fiscal 1998. This product is provided through a switch which was installed in San Antonio, Texas, during the fourth quarter of fiscal 1997. This $1.0 million, state-of-the-art, Lucent modular switch is initially able to service 6,000 separate subscriber lines and, with an additional investment, the next expansion will increase the capacity to 20,000 subscriber lines. The maximum expansion possibility of the switch is 200,000 subscriber lines. This switch is the first of several the Company plans to install in certain cities where the Company has a high concentration of existing customers. The bundling of these services with operator and long distance services will enhance the Company's product offerings and provide new and existing customers with the integrated communication services they desire. Initially, all three products are being sold into the Company's existing customer base in an effort to leverage existing relationships and minimize SG&A expenses.

     The Company has implemented a number of actions designed to improve overall profitability and reduce the Company's cost structure. With regard to improving the Company's gross margins, management is focused on maximizing network efficiencies by implementing technological improvements and reducing unit costs. As discussed above, the Company installed a digital switch in Atlanta, Georgia, and a local switch in San Antonio, Texas. Both of these investments were made in order to reduce unit costs in the long term. In addition, the Company has purchased a multi-vendor switch network integration platform which will allow Advanced Intelligent Network ("AIN") services and enhanced call processing capabilities. This platform will allow the Company to fully integrate the local and long distance switch networks and achieve maximum utilization of the capabilities of each. This investment is expected to result in lower unit costs in the long term. In November 1995, the Company joined the Associated Communication Companies of America ("ACCA"), a cooperative that provides members with opportunities to pool $2.0 billion in purchasing power to acquire lower transmission rates from interexchange carriers, volume discounts on switching equipment purchases and to work in partnership with other members to capitalize on resource sharing arrangements such as information services and network sharing. The Company already has realized, from this arrangement, lower network costs and expects continued benefits as the organization broadens its member and vendor base.

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

     On February 8, 1996, President Clinton signed the Telecommunications Act into law. This act allows the RBOCs to seek authority from the FCC to provide "in-region" long distance services in competition with the Company. To obtain this authority, each state agency is required to certify to the FCC that the applicant RBOC has satisfied a legislative "checklist" that outlines the steps required for an RBOC to open its network to competition on a local basis, which would allow the Company to offer local service in RBOC service areas. It is reasonable to expect that the conditions for RBOC entry will be met in the near future. As a result, carriers in the interLATA long distance business today, such as the Company, will encounter new, formidable competition. The viability of competition in the local market depends greatly upon the conditions under which such service is made available by the RBOCs. On July 18, 1997, the Eighth Circuit Court of Appeals vacated certain important provisions of the FCC's Interconnection Order and, if let stand, will have the effect of allowing each state to determine how to set prices for unbundled network elements, and allow RBOCs greater flexibility when negotiating local interconnection agreements with competitive local exchange carriers. These decisions will result in disparity in opportunities among states and between carriers. Additionally, as a result of the Telecommunications Act, the FCC has undertaken to restructure the means by which long distance access services are priced, and the manner in which universal service subsidies are collected and re-distributed. The charges currently assessed in support of these subsidies are a significant component of the Company's overall line costs. The charges currently assessed are equitable and allow for competitive pricing within the industry. However, the latest FCC decision is expected to create a price discrepancy among long distance carriers. Refer to "Item 1 - Business - Government Regulations" within this Form 10-K for a detailed discussion of this matter. The Company cannot predict whether the ultimate dispensation of the FCC's rulemakings or further adjudication of the aforementioned appeals will have a material impact upon the Company's financial position or results of operations. The continued success of the Company is dependent on its ability to adapt to these competitive and regulatory changes.

     The Company's future results of operations and the other forward-looking statements contained in this "Outlook," in particular the statements regarding revenue growth and reducing cost structure, involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially are the following: business conditions and the general economy, regulatory developments, competitive factors, introduction and acceptance of new products, pricing pressures, availability of leased network facilities, risk of collection of accounts receivable, technological advancements, regulatory factors, litigation and other factors as discussed in the cautionary statements and elsewhere herein.

     The Company believes that it has the competitive product offerings, personnel and financial resources for continued business success; however, future revenues, costs and profits all are influenced by a number of factors and are subject to certain risks and uncertainties, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance decreased to $4.8 million at September 30, 1997, from $8.8 million at September 30, 1996. This decrease is attributable to the purchase of certain computer and network equipment in the fourth quarter of 1997. Working capital was $26.2 million at September 30, 1997, compared to $20.1 million at September 30, 1996. The Company's current ratio was 1.7:1 at September 30, 1997 and September 30, 1996. The Company's cash flow provided by operations was $16.0 million for fiscal 1997 and $1.6 million for 1996. Improved cash flow provided by operations was primarily due to increased profitability of the Company.

     Accounts receivable increased to $43.1 million at September 30, 1997 from $35.9 million at September 30, 1996. This increase is attributable primarily to a higher level of direct dial long distance services revenues in 1997 compared to 1996. Federal income tax receivable increased to $7.3 million at September 30, 1997 from $0 at September 30, 1996. This increase is attributable to a refund of federal income taxes due to the Company. Trade accounts payable and accrued liabilities increased to $30.5 at September 30, 1997 from $24.5 million at September 30, 1996 due to the overall expansion of the Company's business. Prepaids and other current assets increased to $7.2 million at September 30, 1997 from $6.0 million at September 30, 1996. This increase is due to an increase in prepaid line costs and notes receivable. The increase in other assets to $8.8 million at September 30, 1997 from $4.9 million at September 30, 1996 is due to an increase in purchased customer lists.

     Capital expenditures amounted to approximately $17.1 million during 1997. These expenditures were related primarily to the purchase of telecommunications equipment, computer equipment and software and office furniture. During 1997, the Company financed approximately $4.1 million of equipment through long-term borrowings. During fiscal 1998, the Company anticipates capital expenditures of $21.0 million to $25.0 million to service the Company's projected growth. Approximately $14.0 million to $16.0 million of these capital expenditures are expected to be purchases of telecommunications equipment, approximately $5.5 million to $7.5 million are expected to be purchases of computer hardware and software to develop systems to support the anticipated growth of the Company's business and the remainder is expected to be for purchases of office furniture and equipment. The Company anticipates financing these capital expenditures primarily through term notes with various lending institutions. Although line of credit commitments have been made to the Company by various lenders for equipment purchases, there is no assurance that the Company will be able to obtain satisfactory financing for these capital expenditures.

     In fiscal 1997, the Company entered into two revolving credit receivable financing facilities and one equipment financing facility. One revolving facility allows the Company to borrow against its own operator services accounts receivable. Any borrowings under this facility will bear interest at the prime rate plus 4.0%. The second revolving facility is a one-year, annually renewable facility and allows the Company to borrow against its own direct dial long distance services accounts receivable. Any borrowings under this facility will bear interest at the prime rate plus .5%. This financing facility terminates on January 31, 1998. The equipment financing facility will bear interest at the five-year treasury bond rate, as defined in the agreement, plus approximately 3.0%. This financing facility terminates on December 31, 1997. At September 30, 1997, the Company had $21.0 million available for borrowing and did not have any amounts borrowed under these facilities.

     In addition, the Company has a $10.0 million equipment financing facility with an interest rate at the 30-day commercial paper rate, as defined in the agreement, plus 2.70%. The agreement provided for a one-year period during which the Company could finance up to $10.0 million in equipment on an interest payment only basis. During fiscal 1997, this interest-only period was extended through December 31, 1997. Upon completion of this period, the outstanding borrowings will convert to a series of term notes with 20% of the total amount borrowed due in each of the next five years. Any amounts not due in a given year may be prepaid and reborrowed at the Company's discretion. At September 30, 1997, the Company had $4.1 million borrowed and $5.9 million available for borrowing under this facility. No amounts were outstanding under this facility at September 30, 1996.

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

     Historically, the Company has obtained financing for capital expenditures through term debt and capital lease agreements that were guaranteed and cross-collateralized by the Company and Billing. These debt agreements were negotiated based on the strength of the consolidated financial statements, earnings and cash flow of the consolidated group. Most of these debt agreements were secured by the assets of all the subsidiaries within the consolidated group prior to the spin-off. In connection with the spin-off, the Company received from certain lenders loan agreement amendments or separate loan agreements whereby the subject indebtedness is secured by only the Company's assets. In other cases, the existing guarantees and security arrangements between the Company and Billing remained in place for the duration of the facility. In this regard, the Company has agreed to pay Billing a credit support fee of 1% of the average annual outstanding balance.

     The credit facilities discussed above contain various restrictions and financial ratio maintenance requirements. Under one of its credit facilities, the Company is required to maintain a quarterly ratio of consolidated operating income, as defined in the agreement, to consolidated fixed charges of 1.5 to 1.0. Further, the Company is required to maintain a ratio of funded debt, as defined in the agreement, to total capitalization of not greater than 60% and total debt to total capitalization of not greater than 85%. Other agreements require the Company to maintain cash flow coverage ratios, as defined in the agreements, ranging between 1.25 and 1.40, a minimum tangible net worth ranging between $30.0 million and $35.0 million, minimum total liabilities to net worth ratio of 1.20, a current ratio of greater than
1.50 and working capital in excess of $18.0 million. Under one agreement, the Company is prohibited from paying a cash dividend on its Common Stock. Cross-default provisions of the Company's most significant credit facilities may place the Company in default of such facilities should it fail to satisfy provisions of certain other loan agreements. Under the Company's most significant credit facilities, USLD has guaranteed the obligations of its subsidiaries. The Company was in compliance with all required covenants at September 30, 1997 and 1996. In order to remain in compliance with certain debt covenants, the Company is required to obtain written consent from certain lenders regarding any proposed merger activity. The Company expects that these consents will be obtained in connection with the Merger.

     The Company continually evaluates business opportunities, including potential acquisitions. The primary focus of the Company's acquisition activities is to make additional acquisitions that will grow the Company's direct dial long distance business. One or more of such acquisitions could result in a substantial change in the Company's operations and financial condition. The success of the Company's acquisition activities will depend, among other things, on the availability of acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. As consideration for any acquisitions, the Company may issue Common Stock, preferred stock, convertible debt or other securities, in addition to or in lieu of the payment of cash, that could result in dilution of the percentage ownership of public stockholders. The Company does not intend to seek stockholder approval for any such acquisitions or security issuances unless required by applicable laws or regulations. While the Company has, from time to time, had discussions with communications companies, it has no agreements or pending negotiations, with the exception of the Merger noted above.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the related report of the Company's independent public accountants thereon are included in this report at the page indicated.

ITEM                                                                       PAGE
----                                                                       ----
Report of Independent Public Accountants                                    24
Consolidated Balance Sheets at September 30, 1997 and 1996                  25
Consolidated Statements of Income for the Years Ended
  September 30, 1997, 1996 and 1995                                         26
Consolidated Statements of Stockholders' Equity for the
  Years Ended September 30, 1997, 1996 and 1995                             27
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1997, 1996 and 1995                                   28
Notes to Consolidated Financial Statements                                  29

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of USLD Communications Corp.:

     We have audited the accompanying consolidated balance sheets of USLD Communications Corp. (a Delaware corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USLD Communications Corp. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                               ARTHUR ANDERSEN LLP

San Antonio, Texas
November 14, 1997

                  USLD COMMUNICATIONS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                    ASSETS
                                                            SEPTEMBER 30,
                                                      ------------------------
                                                         1997           1996
Current assets:                                       ---------      ---------
  Cash and cash equivalents                           $   4,816      $  8,842
  Accounts receivable, net of allowances for
   doubtful accounts of $2,827 (1997) and
   $2,519 (1996)                                         43,124        35,867
  Federal income tax receivable                           7,302             0
  Prepaids and other                                      7,239         6,002
                                                      ---------      ---------
    Total current assets                                 62,481        50,711
                                                      ---------      ---------
Property and equipment                                   76,161        60,110
  Less accumulated depreciation and amortization        (37,637)      (30,251)
                                                      ---------      ---------
    Net property and equipment                           38,524        29,859
                                                      ---------      ---------
Other assets:
  Excess of cost over net assets acquired, net of
   accumulated amortization of $2,634 (1997)
   and $2,065 (1996)                                     13,234        13,804
Other assets, net of accumulated amortization
 of $6,901 (1997) and $4,892 (1996)                       8,764         4,870
                                                      ---------      ---------
    Total assets                                      $ 123,003      $ 99,244
                                                      ---------      ---------
                                                      ---------      ---------
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                              $  21,524      $ 10,909
  Accrued liabilities                                     9,039        13,581
  Current portion of long-term debt                       5,572         5,854
  Current portion of obligations under capital leases       109           294
                                                      ---------      ---------
    Total current liabilities                            36,244        30,638
                                                      ---------      ---------
Long-term debt, less current portion                      5,852        10,146
Line of credit                                            4,158             0
Other liabilities                                           614           143
Deferred tax liability                                    5,398            52

Commitments and contingencies (See Notes 7 and 15)

Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
   authorized, no shares issued or outstanding at
   September 30, 1997 or 1996                                 0             0
  Common stock, $0.01 par value, 50,000,000 shares
   authorized; 16,493,524 and 15,255,977 shares
   issued and 16,289,423 and 15,051,876 shares outstanding
   at September 30, 1997 and 1996, respectively             165           153
  Additional paid-in capital                             62,147        54,554
  Retained earnings                                      10,332         5,465
  Treasury stock                                         (1,907)       (1,907)
                                                      ---------      ---------
    Total stockholders' equity                           70,737        58,265
                                                      ---------      ---------
    Total liabilities and stockholders' equity        $ 123,003      $ 99,244
                                                      ---------      ---------
                                                      ---------      ---------

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                  USLD COMMUNICATIONS CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 FOR THE YEAR
                                                              ENDED SEPTEMBER 30,
                                                    -------------------------------------
                                                       1997          1996          1995
                                                    ---------     ---------     ---------
Operating revenues:
  Direct dial long distance services                $ 167,866     $ 119,401     $  84,484
  Operator services                                    57,468        60,945        59,566
  Local services                                        1,559             0             0
                                                    ---------     ---------     ---------
    Total operating revenues                          226,893       180,346       144,050
Cost of services                                      150,214       118,493        94,038
                                                    ---------     ---------     ---------
  Gross profit                                         76,679        61,853        50,012
Selling, general and administrative expense            53,181        50,722        41,580
Non-recurring special charges (See Note 4)              1,902        15,809             0
Depreciation and amortization expense                  11,333        11,798        10,032
                                                    ---------     ---------     ---------
  Income (loss) from continuing operations             10,263       (16,476)       (1,600)
Other income (expense):
Interest income                                           490           894           682
Interest expense                                       (1,456)       (1,356)       (1,643)
Other, net                                                (16)         (166)          (38)
                                                    ---------     ---------     ---------
    Total other expense                                  (982)         (628)         (999)
                                                    ---------     ---------     ---------
Income (loss) from continuing operations before
 income tax benefit (provision)                         9,281       (17,104)       (2,599)
Income tax benefit (provision)                         (4,030)        3,350           516
                                                    ---------     ---------     ---------
Net income (loss) from continuing operations            5,251       (13,754)       (2,083)
Discontinued operations (See Note 3):
   Income from discontinued operations, net of
    income taxes of  $9,292 (1996) and $8,661
    (1995)                                                  0        15,161        14,118
                                                    ---------     ---------     ---------
Net income                                          $   5,251     $   1,407     $  12,035
                                                    ---------     ---------     ---------
                                                    ---------     ---------     ---------
Net income (loss) per common share, primary:
  Continuing operations                             $    0.32     $   (0.89)    $   (0.14)
  Discontinued operations                                0.00          0.98          0.97
                                                    ---------     ---------     ---------
  Net income per common share                       $    0.32     $    0.09     $    0.83
                                                    ---------     ---------     ---------
                                                    ---------     ---------     ---------
  Weighted average common shares and common share
   equivalents outstanding                             16,662        15,398        14,587
                                                    ---------     ---------     ---------
                                                    ---------     ---------     ---------

Net income (loss) per common share, fully diluted:
  Continuing operations                             $    0.31     $   (0.89)    $   (0.14)
  Discontinued operations                                0.00          0.98          0.96
                                                    ---------     ---------     ---------
  Net income per common share                       $    0.31     $    0.09     $    0.82
                                                    ---------     ---------     ---------
                                                    ---------     ---------     ---------

  Weighted average common shares and common share
   equivalents outstanding                             16,756        15,473        14,617
                                                    ---------     ---------     ---------
                                                    ---------     ---------     ---------

                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                USLD COMMUNICATIONS CORP. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                                (IN THOUSANDS)

                                                 COMMON STOCK       PREFERRED STOCK    ADDITIONAL
                                                ---------------     ----------------    PAID-IN     RETAINED    TREASURY
                                                SHARES   AMOUNT     SHARES    AMOUNT    CAPITAL     EARNINGS     STOCK
                                                ------   ------     ------    ------    -------     --------    --------
Balances at September 30, 1994                  12,932    $129         0        $0      $42,540     $  8,211    $(1,664)
   Business combinations                           175       2         0         0            1          227          0
   Exercise of stock options and
    warrants                                     1,080      11         0         0        4,805            0          0
   Issuance of common stock                        195       2         0         0        2,422            0          0
   Issuance of treasury stock                     (100)     (1)        0         0         (949)           0        950
   Purchase of treasury stock                        0       0         0         0            0            0     (1,075)
   Other capital contribution                        0       0         0         0          485            0          0
   Net income                                        0       0         0         0            0       12,035          0
                                                ------   ------     ------    ------    -------     --------    --------
Balances at September 30, 1995                  14,282     143         0         0       49,304       20,473     (1,789)

   Issuance of common stock                        223       2         0         0        1,210            0          0
   Return of escrowed shares                         0       0         0         0            0            0       (118)
   Exercise of stock options and warrants          751       8         0         0        3,913            0          0
   Other capital contribution                        0       0         0         0          127            0          0
   Spin-off of Billing Information Concepts
    Corp.                                            0       0         0         0            0      (16,415)         0
   Net income                                        0       0         0         0            0        1,407          0
                                                ------   ------     ------    ------    -------     --------    --------
Balances at September 30, 1996                  15,256     153         0         0       54,554        5,465     (1,907)

   Issuance of common stock                        116       1         0         0          846            0          0
   Exercise of stock options and warrants          884       9         0         0        6,499            0          0
   Business combinations                           238       2         0         0          248         (384)         0
   Net income                                        0       0         0         0            0        5,251          0
                                                ------   ------     ------    ------    -------     --------    --------
Balances at September 30, 1997                  16,494    $165         0        $0      $62,147     $ 10,332    $(1,907)
                                                ------   ------     ------    ------    -------     --------    --------
                                                ------   ------     ------    ------    -------     --------    --------

                The accompanying notes are an integral part of
                  these consolidated financial statements.

                USLD COMMUNICATIONS CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                   FOR THE YEAR
                                                                ENDED SEPTEMBER 30,
                                                      ---------------------------------------
                                                         1997           1996           1995
                                                      ---------       --------       --------
Cash flows from operating activities:
  Net income (loss) from continuing operations        $   5,251       $(13,754)      $ (2,083)
  Adjustments to reconcile net income (loss) from
   continuing operations to net cash
   provided by operating activities:
    Depreciation and amortization                        11,333         11,798         10,032
    Provision for losses on accounts receivable           9,156          8,388          6,231
    Deferred compensation                                     0          4,078            255
    Loss on write-down of property and equipment             35          1,084            171
    Changes in current assets and liabilities, net of
     effects from acquisitions of direct
     dial long distance companies:
      Increase in accounts receivable                   (17,115)       (13,001)       (12,882)
      Decrease (increase) in prepaids and other          (2,391)          (766)           600
      Increase (decrease) in accounts payable            10,052            161         (4,222)
      Increase (decrease) in accrued liabilities         (4,419)         6,897          1,869
      Increase (decrease) in other liabilities            4,122         (3,266)         1,843
                                                       --------       --------       --------
Net cash provided by operating activities                16,024          1,619          1,814
                                                       --------       --------       --------
Net cash provided by discontinued operations                  0         16,661          6,549
                                                       --------       --------       --------
Cash flows from investing activities:
  Purchases of property and equipment                   (17,111)       (11,007)        (9,761)
  Purchases of customer lists                            (5,016)             0              0
  Acquisition of direct dial long distance companies,
   net of cash acquired                                       0              0           (175)
  Proceeds from sale of assets                                0             45            632
  Other investing activities                               (216)          (335)           (54)
                                                       --------       --------       --------
Net cash used in investing activities                   (22,343)       (11,297)        (9,358)
                                                       --------       --------       --------
Cash flows from financing activities:
  Proceeds from issuance of debt                          1,741          3,500          4,784
  Payments on debt                                       (6,231)        (5,742)        (5,512)
  Payments on capital leases                               (304)          (458)        (1,267)
  Proceeds from line of credit, net                       4,018              0              0
  Proceeds from issuance of common stock, net of
   issuance costs                                         3,069          4,559          4,065
  Purchase of treasury stock                                  0              0         (1,075)
                                                       --------       --------       --------
Net cash provided by financing activities                 2,293          1,859            995
                                                       --------       --------       --------
Net increase (decrease) in cash and cash equivalents     (4,026)         8,842              0
Cash and cash equivalents, beginning of year              8,842              0              0
                                                       --------       --------       --------
Cash and cash equivalents, end of year                 $  4,816       $  8,842       $      0
                                                       --------       --------       --------
                                                       --------       --------       --------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  USLD COMMUNICATIONS CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997, 1996 AND 1995

NOTE 1. BUSINESS ACTIVITY

     USLD Communications Corp. ("USLD") was redomesticated from Canada and reincorporated under the Delaware Corporation Law Act in the State of Delaware, United States of America, in 1987. USLD (individually, or together with its subsidiaries, the "Company") offers an integrated group of communications services including direct dial long distance and local services, prepaid calling cards, travel cards, Internet access, data transmission and calling center services. The Company's network consists of a digital switching system which provides nationwide, largely fiber-optic, access throughout the United States.

     The Company is a fully-integrated, switch-based communications company currently providing direct dial long distance services to small and medium-sized commercial customers and, to a lesser extent, residential customers. In addition, the Company provides operator assisted services for pay telephones, hotels, motels, university dormitories and hospitals. In February 1997, the Company began offering local services to pay telephone and commercial customers. In fiscal 1997, direct dial long distance services represented approximately three-fourths of the Company's revenues, while operator services represented approximately one-fourth of revenues. Local services revenues were not significant in fiscal 1997.

     On August 19, 1997, stockholders of the Company approved a proposal to amend the Company's Restated Certificate of Incorporation to change the name of the Company from U.S. Long Distance Corp. to USLD Communications Corp.

     On September 17, 1997, the Company signed a definitive agreement to merge with a wholly-owned subsidiary of LCI International, Inc. ("LCI") (the "Merger"). Under the terms of the agreement, for each of the Company's outstanding shares of Common Stock, LCI will exchange a fraction of one share of LCI common stock having a value of $20.00 based upon the average price of LCI common stock for the 20 trading days ending three days before the Merger, subject to certain exceptions. The transaction is to be accounted for as a pooling-of-interests business combination. The transaction is anticipated to be tax-free to both the Company's and LCI's stockholders and is expected to be completed by December 31, 1997. A Special Meeting of Stockholders of the Company is scheduled for December 17, 1997, for the purpose of considering and voting upon the Merger. There can be no assurances that such Merger will be approved by the stockholders of the Company at the Special Meeting, or, if approved, that the other conditions to closing will be met or waived in order to permit consummation of the Merger.

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

     On August 2, 1996, the Company completed the spin-off of its commercial billing clearinghouse and information management services business, Billing Information Concepts Corp. ("Billing"). The spin-off has been accounted for as a discontinued operation and, accordingly, the Company restated its consolidated financial statements for all periods presented prior to that date in accordance with Accounting Principles Board ("APB") Opinion No. 30. Financial disclosures for all periods presented which are prior to the spin-off reflect that restatement.

     Cash was historically managed by a centralized cash management department in Billing. Consequently, cash was not allocated among the Company's subsidiaries and was recorded on the balance sheet of Billing. Total consolidated cash was $22.9 million at September 30, 1995, none of which is reflected on the Company's statement of cash flows for financial reporting purposes.

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

EXCESS OF COST OVER NET ASSETS ACQUIRED

     Excess of cost over net assets acquired represents the excess of the consideration paid over the fair value of the net assets acquired. The initial acquisition of the direct dial long distance business is being amortized using the straight-line method over 40 years. All subsequent acquisitions of direct dial long distance businesses are being amortized over 20 years. The Company annually assesses the appropriateness of the asset valuations and the amortization periods.

OTHER ASSETS

     Other assets include financing costs related to the issuance of long-term debt, which have been deferred and are amortized over the life of each respective agreement, acquisition costs of direct dial long distance customer bases, which are amortized over the expected useful life of the customer bases, and costs incurred to acquire operator services agreements, which are amortized over the life of each respective contract. In addition, the cash surrender value of executive and director deferred compensation life insurance, long-term deposits and the long-term portion of notes receivable have been included in other assets.

OTHER LIABILITIES

     Other liabilities include deferred compensation costs associated with the executive and director deferred compensation plans.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts of the Company's financial instruments have been determined by the Company using appropriate valuation methodologies and approximate their recorded book values at September 30, 1997 and 1996. The carrying values of the Company's cash, debt and all other financial instruments approximate their fair market values.

ADVERTISING EXPENSE

     The Company charges advertising costs to expense as the costs are incurred. Total advertising expense was $1.5 million, $1.1 million and $543,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (the "SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In fiscal 1997, the Company determined that there was no impairment of long-lived assets. In fiscal 1996, the Company determined that certain computer equipment, customer lists and goodwill were impaired and, accordingly, wrote down these assets by $1.8 million.

INCOME TAXES

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

NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share was computed by dividing net income
(loss) applicable to the Company's common stock, par value $0.01 per share (the "Common Stock"), by the weighted average number of common shares and common share equivalents outstanding during the applicable period. The weighted average number of shares outstanding during each fiscal year differs from the number of shares outstanding at each year end due to assumed conversions of options and warrants that were outstanding during the respective periods.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. SFAS No. 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." SFAS No. 127 amends the effective date for certain provisions of SFAS No. 125 to December 31, 1997. Management of the Company does not anticipate that the adoption of SFAS No. 125 will have a material impact on the Company's financial position or results of operations.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of "primary EPS" with a presentation of "basic EPS," which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and early adoption is not permitted. Had SFAS No. 128 been applied, pro forma basic EPS from continuing operations would have been $0.34, $(0.94) and $(0.16) for the years ended September 30, 1997, 1996 and 1995, respectively. Pro forma diluted EPS from continuing operations would have been $0.32, $(0.89) and $(0.14) for the years ended September 30, 1997, 1996 and 1995, respectively. Management of the Company does not anticipate that the adoption of SFAS No. 128 will have a material impact on the Company's earnings per share.

NOTE 3.  DISCONTINUED OPERATIONS

     On August 2, 1996, the Company completed the spin-off of Billing, its billing clearinghouse and information management services business. The spin-off has been accounted for as a discontinued operation and, accordingly, the Company restated its Consolidated Financial Statements for all periods presented prior to that date. The spin-off was a tax-free distribution of 100% of the common stock of Billing to the Company's stockholders. Revenue of the discontinued operations of Billing was $85.8 million and $80.8 million in fiscal 1996 and 1995, respectively. Net income of the discontinued operations of Billing was $15.2 million and $14.1 million in fiscal 1996 and 1995, respectively. In connection with the spin-off, the Company entered into an agreement with Billing under which the intercompany payable/receivable balances were forgiven. Additionally, Billing agreed to reimburse the Company for direct out-of-pocket expenses associated with the spin-off and to transfer cash to the Company to provide the Company a working capital balance of $21.5 million at the spin-off date. The net effect of this agreement resulted in the Company recording the distribution as a dividend in the amount of $16.4 million for financial statement purposes.

NOTE 4. NON-RECURRING SPECIAL CHARGES

     Effective June 2, 1997, the Chairman of the Board of the Company resigned. This action completed the separation of the Company and its former wholly owned subsidiary, Billing, that began with the distribution of all of the common stock of Billing to the stockholders of the Company in August 1996. The Company paid the former Chairman an $875,000 cash bonus and granted him 25,000 shares of restricted Common Stock, for a total $1.2 million one-time charge for the year ended September 30, 1997.

     Additionally, $669,000 of professional fees incurred in association with the Merger are included in non-recurring special charges for the year ended September 30, 1997.

     Direct spin-off costs recorded as operating expenses and included in non-recurring special charges in the year ended September 30, 1996 were approximately $13.0 million and include professional fees, tax payments triggered by the spin-off, payments called for under employment agreements and costs associated with accelerated vesting of stock grants.

     In fiscal 1996, the Company recorded restructuring charges of $2.8 million. These restructuring charges are included in non-recurring special charges and include costs associated with consolidating customer service, credit and collection and other support functions, vacating certain office facilities, terminating certain marketing contracts, writing down excess assets and providing severance payments.

NOTE 5. STATEMENTS OF CASH FLOWS

     Cash payments and non-cash activities during the periods indicated were as follows:

                                                    YEAR ENDED SEPTEMBER 30,
                                                    1997     1996      1995
                                                    ----     ----      ----
                                                        (IN THOUSANDS)

Cash payments for interest                         $1,456   $ 1,393   $1,685
Cash payments for income taxes                      1,316       187      414
Noncash investing and financing activities:
  Assets acquired in connection with business
   combinations                                       471         0      939
  Liabilities assumed in connection with business
   combinations                                       593         0      351
  Common stock issued in connection with business
   combinations                                       250         0      896
  Capital lease and debt obligations incurred          53     1,159      470
  Tax benefit recognized in connection with stock
   option exercises                                 3,602     1,421    1,236
  Issuance of restricted stock                        358         0        0
  Exercise of warrants to purchase common stock       235         0        0
  Return of escrowed treasury stock                     0       118        0
  Reimbursable spin-off costs due from Billing          0       704        0
  Dividend pursuant to spin-off of Billing              0    34,345        0

     For purposes of determining cash flows, the Company considers all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                            SEPTEMBER 30,
                                                       -----------------------
                                                         1997           1996
                                                       --------       --------
                                                           (IN THOUSANDS)

Communications equipment                               $ 48,003       $ 40,573
Furniture, fixtures and equipment                        23,693         15,018
Leasehold improvements                                    2,830          2,779
Equipment held under capital leases                       1,635          1,740
                                                       --------       --------
Less accumulated depreciation                           (37,637)       (30,251)
                                                       --------       --------

     Net property and equipment                        $ 38,524       $ 29,859
                                                       --------       --------
                                                       --------       --------

NOTE 7. DEBT

Long-term debt is comprised of the following:
                                                            SEPTEMBER 30,
                                                       -----------------------
                                                         1997           1996
                                                       --------       --------
                                                           (IN THOUSANDS)

Fixed interest rate term notes                          $11,424        $16,000
Less - current portion                                    5,572          5,854
                                                        -------        -------

     Long-term debt, less current portion               $ 5,852        $10,146
                                                        -------        -------
                                                        -------        -------

     In fiscal 1997, the Company entered into two revolving credit receivable financing facilities and one equipment financing facility. One revolving facility allows the Company to borrow against it own operator services accounts receivable. Any borrowings under this facility will bear interest at the prime rate plus 4.0%. At September 30, 1997, the Company had $5.0 million available for borrowing and did not have any amounts borrowed under this facility. The second revolving facility is a one-year, annually renewable facility and allows the Company to borrow against its own direct dial long distance services accounts receivable. Any borrowings under this facility will bear interest at the prime rate plus .5%. At September 30, 1997, the Company had $10.0 million available for borrowing and did not have any amounts borrowed under this facility. This financing facility terminates on January 31, 1998 and is collateralized by the related accounts receivable and the Company's cash accounts. The equipment financing facility will bear interest at the five-year treasury bond rate, as defined in the agreement, plus approximately 3.0%. At September 30, 1997, the Company had $6.0 million available for borrowing and did not have any amounts borrowed under this facility. This financing facility terminates on December 31, 1997.

     In addition, the Company has a $10.0 million equipment financing facility with an interest rate at the 30-day commercial paper rate, as defined in the agreement, plus 2.70%. The agreement provided for a one-year period during which the Company could finance up to $10.0 million in equipment on an interest payment only basis. During fiscal 1997, this interest-only period was extended through December 31, 1997. Upon completion of this period, the outstanding borrowings will convert to a series of term notes with 20% of the total amount borrowed due in each of the next five years. Any amounts not due in a given year may be prepaid and reborrowed at the Company's discretion. At September 30, 1997, the Company had $4.2 million borrowed and $5.9 million available for borrowing under this facility. No amounts were outstanding under this facility at September 30, 1996.

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

     Historically, the Company has obtained financing for capital expenditures through term debt and capital lease agreements that were guaranteed and cross-collateralized by the Company and Billing. These debt agreements were negotiated based on the strength of the consolidated financial statements, earnings and cash flow of the consolidated group. Most of these debt agreements were secured by the assets of all the subsidiaries within the consolidated group prior to the spin-off. In connection with the spin-off, the Company received from certain lenders loan agreement amendments or separate loan agreements whereby the subject indebtedness is secured by only the Company's assets. In other cases, the existing guarantees and security arrangements between the Company and Billing remained in place for the duration of the facility. In this regard, the Company has agreed to pay Billing a credit support fee of 1% of the average annual outstanding balance.

     The credit facilities discussed above contain various restrictions and financial ratio maintenance requirements. Under one of its credit facilities, the Company is required to maintain a quarterly ratio of consolidated operating income, as defined in the agreement, to consolidated fixed charges of 1.5 to 1.0. Further, the Company is required to maintain a ratio of funded debt, as defined in the agreement, to total capitalization of not greater than 60% and total debt to total capitalization of not greater than 85%. Other agreements require the Company to maintain cash flow coverage ratios, as defined in the agreements, ranging between 1.25 and 1.40, a minimum tangible net worth ranging between $30.0 million and $35.0 million, minimum total liabilities to net worth ratio of 1.20, a current ratio of greater than
1.50 and working capital in excess of $18.0 million. Under one agreement, the Company is prohibited from paying a cash dividend on its Common Stock. Cross-default provisions of the Company's most significant credit facilities may place the Company in default of such facilities should it fail to satisfy provisions of certain other loan agreements. Under the Company's most significant credit facilities, USLD has guaranteed the obligations of its subsidiaries. The Company was in compliance with all required covenants at September 30, 1997 and 1996. In order to remain in compliance with certain debt covenants, the Company is required to obtain written consent from certain lenders regarding any proposed merger activity. The Company expects that these consents will be obtained in connection with the Merger.

     Scheduled maturities for long-term debt and the line of credit for the years ending September 30, 1998 through 2002 are as follows (in thousands):

          Year Ending September 30,
             1998                                             $ 5,572
             1999                                               3,949
             2000                                               2,463
             2001                                               1,516
             2002                                                 878
             Thereafter                                         1,204
                                                              -------
          Total debt                                          $15,582
                                                              -------
                                                              -------

NOTE 8. LEASES

     The Company leases certain equipment and office space under operating leases. Rental expense for fiscal 1997, 1996 and 1995, was $2.2, $2.5 and $2.6 million, respectively. Future minimum lease payments under non-cancelable operating leases at September 30, 1997, are as follows (in thousands):

          Year Ending September 30,
             1998                                             $ 2,444
             1999                                               1,874
             2000                                               1,658
             2001                                               1,373
             2002                                               1,305
             Thereafter                                         1,908
                                                              -------
          Total minimum lease payments                        $10,562
                                                              -------
                                                              -------

     The Company also leases various computer and telecommunications equipment under capital lease arrangements. Future minimum lease payments under these capital leases, together with the present value of the net minimum lease payments at September 30, 1997, are $133,000 and are due in varying amounts through 1999.

NOTE 9. SHARE CAPITAL

     At September 30, 1997, 1996 and 1995, the Company had 204,101, 204,101
and 187,232 shares of treasury stock, respectively, carried at cost.

     Other capital contributions in fiscal 1996 and 1995 are from a former director and officer of the Company and represent a settlement of certain securities matters. No cash dividends were paid on the Company's Common Stock during fiscal 1997, 1996 or 1995.

     On December 12, 1995, the Board of Directors adopted the USLD Communications Corp. 1995 Employee Restricted Stock Plan (the "Restricted Stock Plan"), which provides for the awarding of restricted stock to officers and certain key employees of the Company. An aggregate of 1,000,000 shares of Common Stock are reserved for awards under the Restricted Stock Plan, as amended. The number of shares of Common Stock to be awarded to an employee and other terms of the award are determined by a committee of disinterested persons who will administer the Restricted Stock Plan. The Restricted Stock Plan provides for certain restrictions upon the sale of the stock. Subsequently, the Restricted Stock Plan was amended to allow for immediate vesting at the discretion of the committee. No shares were granted under this plan in fiscal 1997. In fiscal 1996, 188,000 shares of stock were granted under this plan. Compensation expense of $0 and $553,000 was recognized upon the amortization of deferred compensation for the years ended September 30, 1997 and 1996, respectively. An additional $3.4 million of compensation expense was recognized in fiscal 1996 due to the acceleration of vesting of stock grants pursuant to the spin-off of Billing and is included in non-recurring special charges. At September 30, 1997, 487,000 shares were available for granting under this plan.

     Additionally, during 1997, the Company granted 25,000 shares of restricted stock to a former officer and director in connection with his resignation as Chairman of the Board of the Company. This stock was granted outside of any plan and expense of $358,000 was charged to non-recurring special charges during the year ended September 30,1997.

     On April 12, 1996, the Company, upon authorization by its Board of Directors, adopted a Shareholder Rights Plan ("Rights Plan") and declared a dividend of one preferred share purchase right on each share of its outstanding Common Stock. The rights will become exercisable if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Common Stock. These rights, which expire on April 12, 2006, entitle stockholders to buy one ten-thousandth of a share of a new series of participating preferred shares at a purchase price of $90.00 per one ten-thousandth of a preferred share. The Rights Plan was designed to assure that stockholders receive fair and equal treatment in the event of any proposed takeover of the Company. Subsequently, on September 17, 1997, the Rights Plan was amended to exclude the Merger as an event that would cause the shareholder rights to become exercisable.

NOTE 10. STOCK OPTIONS AND STOCK PURCHASE WARRANTS

     The Company has granted stock options to directors, employees and other affiliated parties as follows:
                                                                   WEIGHTED
                                                  NUMBER OF        AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                  ----------     --------------
Outstanding, September 30, 1996                    2,404,130         $ 3.33
  Canceled                                          (148,855)        $ 5.51
  Granted                                          1,111,500         $13.48
  Exercised                                         (771,187)        $ 2.88
                                                   ---------

Outstanding, September 30, 1997                    2,595,588         $ 7.70
                                                   ---------
                                                   ---------

     The following table summarizes information about stock options outstanding at September 30, 1997:

                                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  ------------------------------------------------  -----------------------------
                    NUMBER      WEIGHTED-AVERAGE                      NUMBER
   RANGE OF       OUTSTANDING      REMAINING      WEIGHTED-AVERAGE  EXERCISABLE  WEIGHTED-AVERAGE
EXERCISE PRICES    AT 9/30/97   CONTRACTUAL LIFE   EXERCISE PRICE    AT 9/30/97   EXERCISE PRICE
---------------   -----------   ----------------  ----------------  -----------  ----------------
$0.39 - $ 2.91      744,445        2.1 years           $ 2.55          564,471         $2.43
$4.38 - $ 8.75      886,643        4.9 years           $ 4.97          265,337         $4.72
$9.75 - $15.38      964,500        5.5 years           $14.18                0         $0.00

     The Company has a Director Plan and an Employee Option Plan. Outstanding options under both plans call for an exercise price equal to the fair market value of the stock on the date of the grant, three-year vesting periods and expiration dates of up to four years from the date of the grant. The Employee Option Plan provides for the granting of incentive stock options and nonqualified stock options to full-time employees and officers of the Company. The Director Plan provides for the granting of incentive stock options to directors of the Company. Stock options to purchase an aggregate of 317,500 shares were outstanding at September 30, 1997 under the provisions of the Director Plan and expire at varying dates through June 2, 2003. There were 405,000 shares remaining to be issued under the Director Plan at September 30, 1997. Stock options to purchase an aggregate of 2,278,088 shares were outstanding at September 30, 1997 under the provisions of the Employee Option Plan and expire at varying dates through August 20, 2003. At September 30, 1997, there were 56,870 shares remaining to be issued under the Employee Option Plan.

     The excess of the market value of the Common Stock on the date granted over the exercise price of such options results in compensation expense to the Company over the vesting period. No compensation expense was recognized by the Company during fiscal 1997. Approximately $145,000 and $255,000 of compensation expense was recognized by the Company during fiscal 1996 and 1995, respectively. There were no deferred compensation costs associated with stock options netted against additional paid-in capital at September 30, 1997 or 1996.

     Stock warrants to purchase 469,741 shares of Common Stock were outstanding at September 30, 1995. These warrants were issued in connection with the sale of senior subordinated notes during the fiscal year ended September 30, 1991 and were exercisable at $0.01 per share. Warrants to purchase 469,741 and 608,459 shares of Common Stock were exercised in fiscal 1996 and 1995, respectively. There were no such stock purchase warrants associated with this transaction outstanding at September 30, 1997 or 1996.

     During the fiscal years ended September 30, 1995 and 1992, the Company granted warrants to purchase 100,000 and 125,000 shares of Common Stock, respectively, pursuant to two telecommunications service agreements. The exercise price of the warrants was equal to the market value of the Company's Common Stock on the date of grant. Pursuant to the spin-off of Billing, the exercise price associated with these warrants was adjusted to $3.24 per share. The warrants vest ratably over the contract periods. Warrants to purchase 112,500 shares of Common Stock were exercised in fiscal 1997. At September 30, 1997, 1996 and 1995, there were 112,500, 225,000 and 225,000, respectively, of these stock purchase warrants outstanding.

     In addition, during fiscal 1997, the Company granted warrants to purchase 100,000 shares of Common Stock, pursuant to a telecommunications service agreement. The exercise price of the warrants was equal to the market value of the Company's Common Stock on the date of the grant, or $8.25 per share. The warrants vest ratably over the contract period. At September 30, 1997, 100,000 of these stock purchase warrants were outstanding. The estimated fair value of these warrants was $2.22 per share. The fair value was estimated on the grant date using the Black-Scholes option-pricing model, with an expected dividend yield of 0.0%, expected stock price volatility of 46.9%, risk-free interest rate of 6.1% and expected life of 1.6 years.

     In connection with the August 2, 1996 spin-off of Billing, further discussed in Note 3, the Company effected a tax-free distribution of 100% of the common stock of Billing to the Company's stockholders. Immediately prior to that distribution, Billing, under its employee stock plans, granted options to purchase Billing common stock to each holder of an outstanding option to purchase shares of the Company's Common Stock under the USLD Communications Corp. 1990 Employee Stock Option Plan, as amended (the "Employee Option Plan") and the USLD Communications Corp. 1993 Non-Employee Director Plan, as amended (the "Director Plan"), respectively. In connection with the grant of the Billing options, the exercise price of the Company's options was adjusted via a formula adjustment designed to preserve the economic value of the Company's options existing immediately prior to the distribution. Except for the formula adjustment, the terms of each of the Company's adjusted option are substantially the same as those in effect prior to the distribution. The per share exercise price of the Company's options was adjusted based on the relative fair market values of the underlying common stock of each of the two companies, or by a factor of 25.9%. The fair market value per share of common stock of each company was defined as the average of the last sales price per share of that common stock on the Nasdaq National Market System for each of the ten consecutive trading days immediately subsequent to the date of distribution.

     The Merger agreement provides that, at the effective date of the Merger, each stock option and warrant granted by the Company ("USLD Stock Option") to purchase shares of Common Stock which is outstanding and unexercised shall be assumed by LCI and converted into an option or warrant to purchase common stock of LCI ("LCI Common Stock") in such amount and at such exercise price as is provided below and otherwise having the same terms and conditions as are in effect immediately prior to the effective date of the Merger. The number of shares of LCI Common Stock to be subject to the new option or warrant will be equal to the number of shares that the holder of such USLD Stock Option would be entitled to receive pursuant to the Merger had such holder exercised such option or warrant in full immediately prior to the effective date of the Merger (whether or not such option or warrant was in fact exercisable). The exercise price per share of LCI Common Stock under the new option or warrant will be equal to the aggregate exercise price for the Company's Common Stock purchasable pursuant to such USLD Stock Option divided by the number of shares of LCI Common Stock deemed purchasable pursuant to such USLD Stock Option.

     Pursuant to the Company's Employee Option Plan, Director Plan and certain contract stock option grants (the "USLD Stock Option Plans"), the Merger will result in each USLD Stock Option, whether or not fully vested, becoming fully vested and exercisable. Any USLD Stock Option not exercised will be assumed and converted into an immediately exercisable option to purchase LCI Common Stock on the terms described above. The vesting period of outstanding stock purchase warrants will be unaffected by the Merger. In addition, pursuant to the terms of the spin-off with Billing, Billing granted, under its 1996 Employee Comprehensive Stock Plan and 1996 Non-Employee Director Plan, options to purchase Billing common stock to each holder of an outstanding option to purchase shares of the Company's Common Stock under the USLD Stock Option Plans. The Billing options were granted on the basis of an option exercisable for one share of Billing common stock for every one share of the Company's Common Stock subject to the outstanding USLD Stock Options. Each Billing option agreement provides that the Merger will result in each Billing option held by the Company's employees, whether or not fully vested, becoming fully vested and exercisable. Billing options held by Billing employees will be unaffected by the Merger.

NOTE 11. PRO FORMA STOCK-BASED COMPENSATION EXPENSE

     The Company has adopted SFAS No. 123, "Accounting For Stock-Based Compensation" but will continue to account for employee stock-based compensation under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for options granted to employees where the exercise price is equal to the market price of the underlying stock at the date of the grant. It is the policy of the Company that the exercise price of all options granted be equal to the market price of the underlying stock at the date of the grant.
In the event that options were issued with an exercise price less than the market price of the underlying stock on the date of grant, the Company is aware that it would be required to recognize compensation expense for those options under provisions of APB Opinion No. 25. In addition, in accordance with the adoption of SFAS No. 123 and the provisions of APB Opinion No. 25, no compensation expense has been recognized for employee stock purchases under the USLD Communications Corp. Employee Stock Purchase Plan (the "ESPP").

     Had compensation expense for the Company's employee stock option grants and ESPP purchases been determined based on the fair value at the grant date for awards and purchases in 1997 and 1996, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                       FISCAL YEAR ENDED
                                                         SEPTEMBER 30,
                                                       -----------------
                                                         1997     1996
                                                        ------   ------
      Net income, as reported                           $5,251   $1,407
      Net income, pro forma                              4,337    1,287

      Primary earnings per share, as reported           $ 0.32   $ 0.09
      Primary earnings per share, pro forma               0.26     0.08

      Fully diluted earnings per share, as reported     $ 0.31   $ 0.09
      Fully diluted earnings per share, pro forma         0.26     0.08

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996:

                                                        FISCAL YEAR ENDED
                                                           SEPTEMBER 30,
                                                      ---------------------
                                                         1997       1996
                                                      ---------   ---------
      Expected dividend yield                              0.0%        0.0%
      Expected stock price volatility                     45.6%       45.6%
      Risk-free interest rate                         5.6%-5.9%   5.5%-6.0%
      Expected life of options                        1-3 Years   1-3 Years

     The weighted-average estimated fair value of market price options granted during fiscal 1997 and 1996 was $3.73 and $1.27 per share, respectively.

     The 1997 volatility percentage was also used in the fiscal 1996 option-pricing calculation because the August 2, 1996 spin-off of Billing created an anomaly in the Company's stock price. The stock price in the months prior to the spin-off fluctuated at a rate greater than is typical for the Company's stock and thus created an unusually high volatility rate. Use of this rate in the estimated fair value calculation would have caused a distorted fair value.

     Because the SFAS No. 123 method of accounting has been applied only to grants after October 1, 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future periods.

NOTE 12. BENEFIT PLANS

     The Company adopted the USLD Communications Corp. 401(k) Retirement Plan (the "Retirement Plan") effective January 1, 1992. Participation in the Retirement Plan is offered to eligible employees of the Company or its subsidiaries. Generally, all employees of the Company or its subsidiaries who are 21 years of age and who have completed one year of service during which they worked at least 1,000 hours are eligible for participation in the Retirement Plan.

     The Retirement Plan is a defined contribution plan which allows participants to make voluntary salary deferral contributions, on a pretax basis, of between 1% and 15% of their compensation in the form of voluntary payroll deductions up to a maximum amount as statutorily determined. In fiscal 1997 and 1996, the Company made matching contributions of 50% of the first 3% of the participant's contribution. In fiscal 1995, the Company made matching contributions at a percentage determined annually of 25% of the first 6% of the participant's contribution. The Company may, from time to time, make additional discretionary contributions. No discretionary contributions were made in fiscal 1997, 1996 or 1995. During fiscal 1997, 1996 and 1995, the Company's contributions totaled approximately $122,000, $162,000, and $150,000, respectively.

     The Company adopted the USLD Communications Corp. Executive Compensation Deferral Plan (the "Executive Deferral Plan") and the USLD Communications Corp. Director Compensation Deferral Plan (the "Director Deferral Plan"), effective January 1, 1994. Participation in the Executive Deferral Plan is offered to selected employees occupying management positions who are determined by the Company's Board of Directors, from time to time, to be eligible to participate in the Executive Deferral Plan. Participation in the Director Deferral Plan is offered to individuals occupying a position as an outside director. The Executive and Director Deferral Plans are defined contribution plans which provide that participants may make voluntary contributions, on a pretax basis, of between 1% and 100% of their eligible compensation. During fiscal 1997, the Company did not make any matching contributions under the Executive Deferral Plan or the Director Deferral Plan. During fiscal 1996 and 1995, under the Executive Deferral Plan, the Company made matching contributions equal to the lesser of 100% of a participant's contributions or an amount determined by a formula established by the plan. Matching contributions under the Director Deferral Plan were 33% of the participant's contributions during fiscal 1996 and 1995. The Company has the right to make matching contributions of a different amount or no contributions under both plans. During fiscal 1997, 1996 and 1995, the Company contributed $16,000, $189,000 and $102,000, respectively, to the Executive Deferral Plan and the Director Deferral Plan.

     Additionally, the Company adopted the USLD Communications Corp. Executive Qualified Disability Plan (the "Disability Plan"), effective January 1, 1994. The Disability Plan provides long-term disability benefits for certain employees occupying management positions through disability insurance coverage purchased by the Company and through Company funded payments. Benefits under the Disability Plan are provided directly by the Company based on definitions contained in the insurance policies.

     In addition, the Company created an Employee Stock Purchase Plan (the "ESPP") effective July 1, 1995 which was established under the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP enables employees who have completed at least six months of continuous service with the Company to purchase shares of the Company's Common Stock at a 15% discount through voluntary payroll deductions.

NOTE 13. INCOME TAXES

     The income tax benefit (provision) is comprised of the following:

                                                 YEAR ENDED SEPTEMBER 30,
                                             --------------------------------
                                               1997         1996        1995
                                             -------       ------     -------
                                                       (IN THOUSANDS)
Current                                      $ 1,457       $  119     $ 2,574
Deferred                                      (5,487)       3,231      (2,058)
                                             -------       ------     -------
     Income tax benefit (provision)          $(4,030)      $3,350     $   516
                                             -------       ------     -------
                                             -------       ------     -------

     The income tax benefit for fiscal 1997, 1996 and 1995 differs from the amount computed by applying the statutory federal income tax rate of 35% for fiscal 1997, 1996 and 1995 to income (loss) from continuing operations before taxes. The reasons for these differences were as follows:

                                                          YEAR ENDED SEPTEMBER 30,
                                                         -------------------------
                                                           1997      1996     1995
                                                         -------    ------   -----
                                                               (IN THOUSANDS)
     Computed income tax benefit (provision)
       at statutory rate                                 $(3,249)  $ 5,986   $ 910
     Reductions (increases) in taxes resulting from:
       State income taxes                                   (510)     (311)   (146)
       Amortization of asset valuations in excess of tax    (154)      (98)   (165)
       Non-deductible expenses related to spin-off             0    (2,455)      0
       Non-deductible costs related to the Merger           (245)        0       0
       Other, net                                            128       228     (83)
                                                         -------   -------   -----
     Income tax benefit (provision)                      $(4,030)  $ 3,350   $ 516
                                                         -------   -------   -----
                                                         -------   -------   -----

     The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows:

                                                                  SEPTEMBER 30,
                                                                ------------------
                                                                 1997       1996
                                                                -------    -------
                                                                  (IN THOUSANDS)
     Deferred tax assets:
       Deferred compensation                                    $     0    $ 1,713
       Expense provisions                                           373      1,460
                                                                -------    -------
         Total gross deferred tax assets                            373      3,173
     Deferred tax liabilities:
       Tax depreciation and amortization in excess of book       (5,323)    (2,556)
       Prepaid expenses                                            (226)      (262)
       Other                                                       (319)      (407)
                                                                -------    -------
         Total gross deferred tax liabilities                    (5,868)    (3,225)
     Deferred tax assets not related to assets or liabilities:
       Tax benefit of operating loss carryforward                    97          0
                                                                -------    -------
         Net deferred tax liability                             $(5,398)   $   (52)
                                                                -------    -------
                                                                -------    -------

     During fiscal 1996, the Company incurred expenses related to the spin-off of Billing. Under federal income tax law, expenses incurred for effecting a corporate reorganization are non-deductible capital expenditures. Approximately $7.0 million of the spin-off expenses were determined to be non-deductible, resulting in a reduction of the income tax benefit of approximately $2.5 million.

     During fiscal 1996, the Company recognized a tax gain related to the liquidation of its wholly owned foreign subsidiary, Mega Plus Dialing, Inc. ("MPDI"). The gain arose in conjunction with the redemption of common and preferred shares of Billing held by MPDI. The Company paid Canadian federal taxes totaling US $3.3 million on the gain. This tax payment generated a foreign tax credit for U.S. federal income tax purposes equal to this amount.

     In fiscal 1996, the Company was notified by the Internal Revenue Service (the "IRS") that a fiscal 1992 transaction between a wholly owned foreign subsidiary (Mega Plus Dialing, Inc.) and its U.S. subsidiary (Billing, formerly Zero Plus Dialing, Inc.) was proposed to be treated differently by the IRS than originally characterized by the Company. The IRS district office issued a report that proposed an assessment of taxes, penalties and interest. The assessment was appealed to the appellate division of the IRS. The appellate division of the IRS agreed with the Company's original treatment of the transaction. In addition, the appellate division also agreed to depreciation adjustments to the Company's tax returns for fiscal years 1992 through 1994 that will result in a refund of taxes for those years. In fiscal 1997, the Company and the IRS each signed a closing letter stating that a refund of $1.2 million is to received by the Company. The Company is currently waiting on final approval of the refund by the Joint Committee of Taxation of the U. S. Congress, which is required for refunds over certain materiality thresholds. Consequently, the income tax refund of $1.2 million has been recorded in federal income tax receivable at September 30, 1997.

NOTE 14. RELATED PARTY TRANSACTIONS

     Until June 2, 1997, the Company and Billing shared a common individual on their respective boards of directors. Therefore, the companies were considered related parties for financial disclosure purposes through June 2, 1997. At September 30, 1996, the Company had accounts receivable from Billing of $1.3 million, as well as notes receivable of $1.0 million. In addition, the Company had accounts payable to Billing of $1.1 million at September 30, 1996. Operating revenues recognized from Billing were $1.9 million, $3.6 million and $1.7 million for the years ended September 30, 1997, 1996 and 1995, respectively. In addition, the Company incurred operating expenses related to billing and collection fee charges from Billing of $3.4 million, $5.3 million and $5.3 million for the years ended September 30, 1997, 1996 and 1995, respectively.

     For purposes of governing certain ongoing relationships between the Company and Billing after the spin-off and to provide for an orderly transition, the Company and Billing entered into certain agreements. Such agreements include: (i) the Distribution Agreement, providing for, among other things, the spin-off and the division between the Company and Billing of certain assets and liabilities and material indemnification provisions;
(ii) the Benefits Plans and Employment Matters Allocation Agreement, providing for certain allocations of responsibilities with respect to benefit plans, employee compensation, and labor and employment matters; (iii) the Tax Sharing Agreement pursuant to which the Company and Billing agreed to allocate tax liabilities that relate to periods prior to and after the Distribution Date; (iv) the Transitional Services and Sublease Agreement pursuant to which the Company provides certain services on a temporary basis and subleases certain office space to Billing and Billing provides certain services to the Company on a temporary basis; (v) the Zero Plus-Zero Minus Billing and Information Management Services Agreement and the One-Plus Billing and Information Management Services Agreement pursuant to which Billing is to provide billing clearinghouse and information management services to the Company for an initial period of three years; and (vi) the Telecommunications Agreement pursuant to which the Company is to provide long distance telecommunications services to Billing for an initial period of three years; and (vii) the Leasing Agreement, whereby the Company and Billing agree to pay certain usage charges. It is the intention of the Company and Billing that the Transitional Services and Sublease Agreement, the Zero Plus-Zero Minus Billing and Information Management Services Agreement, the One-Plus Billing and Information Management Services Agreement, the Telecommunications Agreement, and the Leasing Agreement reflect terms and conditions similar to those that would have been arrived at by independent parties bargaining at arm's length; however, there can be no assurances that such agreements are on terms at least as favorable as could have been obtained from unaffiliated third parties.

     From time to time, the Company has loaned to or was otherwise owed amounts from certain officers and directors of the Company. The highest amount outstanding of advances to officers and directors during fiscal 1997 and 1996 was $75,000 and $212,000, respectively. The amount outstanding at September 30, 1997 and 1996 was $75,000.

     During fiscal 1997, the Company contracted for certain policies of insurance from a company partially owned by a director of the Company. The amount paid for these insurance policies was not material to the Company's financial position or results of operations.

     A director of the Company is Chairman and Chief Executive Officer of a diversified media company. Pursuant to on-going agreements, the Company purchases advertising from this company and this company purchases long distance services from the Company. The amount associated with these agreements is not material to the Company's financial position or results of operations.

NOTE 15. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurs.

     The Company is obligated to pay a minimum of approximately $8.0 million during fiscal 1998 for usage charges under service agreements with certain long distance carriers. The Company anticipates exceeding the minimum usage volumes with these vendors.

     In the event the Merger is consummated, the Company is obligated to pay approximately $1.8 million in lump-sum severance payments to certain officers of the Company.

NOTE 16. REGULATORY MATTERS

BILLED PARTY PREFERENCE

     In April 1992, the Federal Communications Commission (the "FCC") tentatively proposed adopting a "Billed Party Preference" ("BPP") system for automatically routing operator assisted calls to each caller's pre-selected carrier, fundamentally changing the nature of the operator services industry. Comments were requested by the FCC during 1992 and again in 1994. In each case, industry participants overwhelmingly opposed the idea as too costly, relative to the perceived benefits of such a system.

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

     Subsequently, in June 1996, the FCC issued a Second Further Notice of Proposed Rulemaking ("SFNPRM") in this proceeding. In it, the FCC proposed adopting a rule which would require OSPs to announce the rates for certain calls to the billed party prior to connecting the call, thereby allowing the billed party to disconnect such call without incurring any unwanted charges. In 1996, the FCC released its Second Request for Comment in the SFNPRM, soliciting technical and other administrative details to support the proposed announcement requirement. Most commentors objected to the discriminatory nature of the proposal, which would have some carriers announcing rates while others would not. If any of these proposals, which remain under consideration, are adopted by the FCC, the Company's operator service traffic could be materially adversely affected.

MFJ LEGISLATION

     On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 (the "Telecommunications Act") into law. This act allows the RBOCs to seek authority from the FCC to provide "in-region" long distance services. To obtain this authority, each state agency is required to certify to the FCC that the applicant RBOC has satisfied a legislative "checklist" that outlines the steps required for an RBOC to open its network to competition on a local basis. These steps include the provision of competitive network interconnection, unbundled access to network elements and other necessary access to poles, ducts, conduits and rights-of-way, non-discriminatory access to white pages listings and telephone number assignments, local number portability, toll dialing parity and local service resale. The FCC is required to consult with the Department of Justice ("DOJ") to assist in determining if an applicant RBOC's entry into the long distance business violates any antitrust standards the DOJ considers appropriate. Ninety days after receiving such an application, the FCC is required to render its decision. RBOCs are required to establish separate subsidiaries through which they could first offer in-region long distance services. RBOCs may provide out-of-region long distance services subject to existing laws and regulations governing long distance communications.

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

ACCESS CHARGE REFORM

     On May 6, 1997, pursuant to their interpretation of the Telecommunications Act, the FCC released its Access Reform Order (the "Access Order"). The FCC sought through this decision to restructure the manner in which interexchange carriers compensate facilities-based LECs for providing access to their local end users. One requirement within the Access Order would significantly shift the economic burden associated with providing access from "direct-trunked" carriers, or long distance companies with dedicated facilities to a particular local exchange central office, to carriers who utilize toll tandem switching, i.e., those who used shared access facilities to reach that same central office. The overwhelming majority of long distance carriers, including in many cases, the Company, today buy "tandem switched" transport. However, if the price discrepancy becomes too great between direct trunk transport and tandem switched transport, with all other cost factors remaining constant, the Company may be at a competitive disadvantage relative to larger, direct trunk transport carriers. Access is an essential element to the origination and completion of all long distance calls, and if certain entities are provided special pricing for the same service relative to their competitors, they are thereby afforded a formidable competitive cost advantage.

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

AUTHORIZATION

     At September 30, 1997, the Company was authorized to carry intrastate operator assisted traffic in 47 states. Authorization is pending approval in two other states. State regulatory agencies have the authority to impose their own rules and regulations governing the provision of intrastate operator services, including regulation of rates. Many states have rules similar if not identical to those imposed by the FCC on interstate operator assisted calls. At the date of this report, the Company was in material compliance with the requirements of each of the individual state regulatory agencies and continues to pursue authorization to provide intrastate operator services in other targeted states. Certain states are expected to introduce or revise their rules governing operator services providers within the next year. Currently, the Company does not anticipate significant difficulty in complying with the new or revised rules.

     At September 30, 1997, the Company was authorized to provide intrastate long distance service within 47 states with authorization pending approval in one other state. Regulations within each of these states, as they pertain to completing direct dial long distance calls for the Company's customers within the state, are virtually static and pose no foreseeable concern. As the Company expands the geographic scope of its direct dial long distance business, it will seek state regulatory approvals as necessary to provide intrastate long distance service.

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

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share amounts

                                                               THREE MONTHS ENDED
                                               -------------------------------------------------
                                               DECEMBER 31,  MARCH 31,   JUNE 30,  SEPTEMBER 30,
                                                   1996         1997       1997        1997
                                               -----------   --------    --------  -------------
     Operating revenues                          $48,747      $53,168    $60,058     $64,920
     Income from operations                        2,192        2,525      2,210       3,336
     Net income                                    1,153        1,445      1,097       1,556
     Net income per common share                 $  0.07      $  0.09    $  0.07     $  0.09

                                                                 THREE MONTHS ENDED
                                               -------------------------------------------------
                                               DECEMBER 31,  MARCH 31,   JUNE 30,  SEPTEMBER 30,
                                                   1995         1996       1996        1996
                                               -----------   --------    --------  -------------
     Operating revenues                          $39,708      $43,655    $46,684     $50,299
     Loss from operations                           (831)      (1,087)    (6,283)     (8,273)
     Loss from continuing operations                (846)      (1,078)    (4,015)     (7,812)
     Income from discontinued operations, net      3,948        5,022      4,317       1,875
     Net income (loss)                             3,102        3,944        302      (5,937)

     Net income (loss) per common share:
     Continuing operations                       $ (0.06)     $ (0.07)   $ (0.25)    $ (0.50)
     Discontinued operations                        0.27         0.33       0.27        0.11
     Net income (loss) per common share             0.21         0.26       0.02       (0.39)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

     The Bylaws of the Company, as amended, provide that the Board of Directors shall consist of not fewer than three nor more than 15 members and that the number of directors, within such limits, shall be determined by resolution of the Board of Directors at any meeting or by the stockholders at the Annual Meeting of Stockholders. The Board of Directors of the Company has set the number of directors comprising the Board of Directors at five, with such directors being divided into three classes with current terms expiring at the 1998, 1999 and 2000 Annual Meetings of Stockholders, or sooner upon consummation of the Merger.

     The following table sets forth the name, age and current term of office of the directors of the Company as of November 28, 1997, as well as the year each first became a director of the Company:

                                              YEAR          YEAR FIRST
                                            CURRENT           BECAME
            NAME                 AGE     TERM EXPIRES(4)    A DIRECTOR
     ------------------------    ---     ---------------    ----------
     LARRY M. JAMES (1)(2)        50           1998            1991

     CHARLES E. AMATO (3)         50           1999            1992

     GARY D. BECKER (1)(3)        38           1999            1986

     L. LOWRY MAYS (1)            62           2000            1997

     F. GARDNER PARKER (1)(2)     55           2000            1996

--------------------
(1)  Member of the Compensation Committee
(2)  Member of the Executive Committee
(3)  Member of the Audit Committee
(4)  Or such term will expire sooner upon consummation of the Merger

     All directors hold office for their elected term or until their successors are duly elected and qualified. If a director should be disqualified or unable to serve as a director, the vacancy so arising may be filled by the Board of Directors for the unexpired portion of his term.

     The following is a description of the biographies of the Company's directors for the past five years.

     LARRY M. JAMES has served as Chief Executive Officer and President of the Company since August 1996 and has been a director of the Company since February 1991. Mr. James served as Chief Operating Officer of the Company from February 1991 to August 1996 and was named President of the Company in March 1993. From February 1991 to August 1996, Mr. James served as President of USLD Communications, Inc., a wholly owned subsidiary of the Company. From August 1994 to August 1996, Mr. James served as Chief Executive Officer of Zero Plus Dialing, Inc., now Billing Information Concepts, Inc., a separate subsidiary of the Company which conducted the Company's billing and information management services business prior to the spin-off of Billing. He joined the Company as Vice President - Sales and Marketing in April 1988.

     CHARLES E. AMATO has served as a director of the Company since October 1992. Since 1976, he has been Chairman of Southwest Business Corporation ("SWBC"), a financial services company in the insurance brokerage and mortgage banking business.

     GARY D. BECKER has served as a director of the Company since 1986. Since February 1980, he has been a senior officer at Pace Entertainment Corp., a diversified live entertainment production and promotion organization. Mr. Becker was promoted to Chief Executive Officer of Pace Motor Sports, Inc., a wholly owned subsidiary of Pace Entertainment Corp., in January 1996.

     L. LOWRY MAYS was appointed to the Company's Board of Directors in June 1997. Mr. Mays has served as President and Chief Executive Officer of Clear Channel Communications, Inc. ("Clear Channel") since its incorporation in April 1974 and in February 1997 was named Chairman of the Board and Chief Executive Officer and has been a director of Clear Channel since 1974. Clear Channel is a diversified broadcasting company with radio and television stations in the United States, and broadcasting operations in Australia, New Zealand and the Czech Republic. Clear Channel also has outdoor advertising display faces and is part owner of Heftel Broadcasting Corporation, the largest Spanish-language radio broadcaster in the United States.

     F. GARDNER PARKER was appointed to the Company's Board of Directors in December 1996. Mr. Parker has owned and operated Parker Investments, a private investment firm, since June 1984. Mr. Parker also serves as Managing Trustee of Camden Property Trust, a New York Stock Exchange real estate investment trust, and Chairman of the Board of Computer Control Systems, Inc., as well as serving on the boards of directors of several privately owned companies.

COMMITTEES, MEETINGS AND BOARD COMPENSATION

     The Board of Directors conducts its business through meetings of the Board of Directors and through its committees. In accordance with the Bylaws of the Company, the Board of Directors has established a Compensation Committee, an Audit Committee and an Executive Committee. The Executive Committee acts as a nominating committee.

COMPENSATION COMMITTEE

     The Compensation Committee reviews and makes recommendations to the Board of Directors concerning major compensation policies and compensation of officers and executive employees. This committee currently is comprised of directors Becker, Mays, Parker and James. See "Executive Compensation - Report of the Compensation Committee."

AUDIT COMMITTEE

     The Audit Committee acts on behalf of the Board of Directors with respect to the Company's financial statements, record-keeping, auditing practices and matters relating to the Company's independent public accountants, including recommending to the Board of Directors the firm to be engaged as independent public accountants for the next fiscal year; reviewing with the Company's independent public accountants the scope and results of the audit and any related management letter; consulting with the independent public accountants and management with regard to the Company's accounting methods and the adequacy of its internal accounting controls; approving professional services by the independent public accountants; and reviewing the independence of the independent public accountants. The Audit Committee currently is comprised of directors Amato and Becker.

EXECUTIVE COMMITTEE

     In June 1997, the Board of Directors established an Executive Committee, to be comprised of the chief executive officer of the Company and up to four other members. The Executive Committee's responsibilities include review of contracts which are over $2.5 million in value, initial review of offers for major acquisitions by the Company or for the possible sale of the Company, review of investment banking opportunities and interviewing and recommending to the Board of Directors nominees to fill vacancies on the Board of Directors. The Executive Committee currently is comprised of directors Parker and James.

BOARD OF DIRECTOR AND COMMITTEE MEETINGS

     During the fiscal year ended September 30, 1997, the Board of Directors met seven times and took actions on 26 other occasions by unanimous written consents. During the year, the Compensation Committee of the Board of Directors took action on four separate occasions by unanimous written consents and the Audit Committee met on three occasions. During fiscal 1997, each director attended at least 75% of the total of all meetings of the Board of Directors and any committee on which he served.

EXECUTIVE OFFICERS

     At November 28, 1997, the executive officers of the Company were as follows:

          NAME           AGE                    POSITION
     ---------------     ---    -----------------------------------------------
     LARRY M. JAMES      50     Chairman of the Board, Chief Executive
                                 Officer and President

     W. AUDIE LONG       53     General Counsel, Senior Vice President - Legal
                                 and Regulatory Affairs and Corporate Secretary

     JAMES S. SPEIRS     46     Senior Vice President - Network Operations and
                                 Chief Technology Officer

     PHILLIP J. STORIN   46     Senior Vice President, Chief Financial Officer
                                 and Corporate Treasurer

     STAN G. MASTERS     47     Senior Vice President - Sales

     PATRICK M. AELVOET  35     Vice President and Corporate Controller

     RICHARD E. BURK     51     Vice President - Strategic Planning

     DAVID S. HORNE      43     Vice President - Human Resources

     MARION K. JENKINS   44     Vice President - Management Information Systems

     STEPHEN M. WAGNER   41     Vice President - Marketing, Sales and Business
                                 Development

     The following is a description of the biographies of the Company's executive officers for the past five years. Mr. James' biography is listed above under "Directors."

     W. AUDIE LONG has been General Counsel and Senior Vice President - Legal and Regulatory Affairs of the Company since February 1991 and Corporate Secretary of the Company since August 1993. Mr. Long joined the Company as General Counsel and Vice President - Legal and Regulatory Affairs in April 1990. Previously, Mr. Long was an attorney in private practice. He has been General Counsel to the Company since 1986.

     JAMES S. SPEIRS joined the Company in October 1995 as Vice President - Network Operations and Chief Technical Officer. He was elected Senior Vice President - Network Operations and Chief Technology Officer in July 1996. Mr. Speirs has been Senior Vice President - Network Operations of USLD Communications, Inc. since October 1995. Prior to joining the Company, Mr. Speirs was Vice President of Network Engineering for Frontier Communications Corp. from May 1994 to September 1995. From January 1992 to December 1994, he was a partner in Carlin Club Lodge. He served as Senior Vice President of Network Operations for COM Systems, Inc. from July 1986 to October 1991.

     PHILLIP J. STORIN joined the Company in July 1992 as Vice President
- Accounting, was named Corporate Controller effective October 1994 and promoted to Senior Vice President, Chief Financial Officer and Corporate Treasurer in August 1996. From April 1987 to July 1992, Mr. Storin was Director of Accounting for Dell Computer Corporation in Austin, Texas. Mr. Storin was charged with primary responsibility of all accounting matters while employed with Dell Computer Corporation.

     STAN G. MASTERS joined the Company in June 1991 as Director of Operator Services and Direct Dial Sales Agents of USLD Communications, Inc. Mr. Masters was elected Vice President - Direct Dial Sales of USLD
Communications, Inc. in April 1993 and Senior Vice President - Sales in October 1994. He was elected Vice President - Sales of the Company in October 1994 and Senior Vice President - Sales in July 1996.

     PATRICK M. AELVOET has served as Vice President and Corporate Controller of the Company since October 1996. Mr. Aelvoet joined the Company in March 1993 as Director of Financial Reporting. He was promoted to Director of Accounting in September 1993 and to Financial Controller in December 1994. Mr. Aelvoet worked for KPMG Peat Marwick as Senior Audit Manager from August 1985 to March 1993.

     RICHARD E. BURK joined the Company in June 1996 as Vice President - Strategic Planning, with the primary responsibility of implementing the Company's proposed local exchange business. From January 1996 through June 1996, Mr. Burk was President of Network Intelligence, Inc., a telecommunications consulting firm, and from October 1990 to January 1996, he was Vice President of Operations for American Telco, Inc., where he was responsible for management information systems and software development, network operations and regulatory affairs. Mr. Burk has served as President of the Texas Association of Long Distance Carriers ("Texaltel") for the last four years.

     DAVID S. HORNE has served as Vice President - Human Resources of the Company since November 1990. Mr. Horne has over 18 years of experience in human resources management and previously was Director of Human Resources for Scott's Food Services, Inc. in Austin, Texas.

     MARION K. JENKINS joined the Company in October 1996 as Vice President - Management Information Systems after having been a consultant to the Company since July 1996. Mr. Jenkins was employed by American Telco, Inc. from January 1986 to July

1996, where he was Vice President of Sales and Customer Service from September 1991 to July 1996.

     STEPHEN M. WAGNER has been Vice President - Marketing, Sales and Business Development of the Company since January 1997. He joined USLD Communications, Inc. in June 1992 as Vice President - Sales. In October 1994, Mr. Wagner was promoted to Vice President - Sales and Business Development of USLD Communications, Inc., and in March 1996, he also became Vice President - Marketing. Mr. Wagner was Executive Vice President of Fone America, Inc. from May 1991 to June 1992.

     All officers serve at the discretion of the Board of Directors. There are no family relationships between members of the Board of Directors or any executive officers of the Company.

SECTION 16 (a) REPORTING

     Paragraph Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the United States Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations, during the fiscal year ended September 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

MEETING AND ANNUAL RETAINER FEES

     Each outside member of the Board of Directors received a meeting fee of $2,000 for each meeting of the Board attended during fiscal 1997. Additionally, each outside member of the Compensation Committee or Audit Committee received $500 for each committee meeting attended during the year except that the chairperson of each such committee received $1,000 for attendance. Mr. Parker receives $3,000 per month for services rendered as chairman of the Executive Committee. In each case, the members of the Board are reimbursed for their travel expenses to and from the meetings, and Mr. Parker is reimbursed for travel expenses incurred in connection with his duties on the Executive Committee. The Board members do not receive a fee for telephonic meetings.

     In addition, commencing December 1994, the Company instituted an annual retainer fee (the "Annual Director Fee") for all outside directors. The Director Plan provides for receipt by each outside director of an Annual Director Fee on the business day on or immediately after December 15 of each year. Each non-employee director of the Company must make an election, no later than December 31 of each year, to receive his Annual Director Fee for the following year in cash ($15,000) or in whole or in part through the grant of an option ("Director Fee Option") exercisable for up to 7,500 shares of Common Stock at an exercise price per share equal to the fair market value of the Common Stock on the date of grant (i.e., the business day on or immediately after December 15). Each non-employee director previously has elected to receive the Annual Director Fee for calendar 1997 in the form of a Director Fee Option for 7,500 shares of Common Stock to be granted on December 15, 1997. A non-employee director must still be a director on December 15 to be eligible to receive an Annual Director Fee. The Director Fee Option vests immediately, but at least six months must elapse from the date of the acquisition of the Director Fee Option to the date of disposition of the Director Fee Option (other than upon exercise or conversion) or its underlying Common Stock. Each Director Fee Option will expire five years from the date of grant.

DIRECTOR BONUSES

     In the first quarter of fiscal 1998, Messrs. Amato, Becker and Parker each received a cash bonus of $50,000 for services rendered in fiscal 1997.

STOCK OPTIONS

     As amended, the Director Plan provides that each non-employee director of the Company who is elected or appointed to the Board of Directors will be granted a nonqualified stock option ("Director Option") exercisable for 30,000 shares of Common Stock on the date such non-employee director is so elected or appointed as a director, whether at the Annual Meeting of Stockholders or otherwise, at an exercise price equal to the fair market value of the Common Stock on the date such non-employee director is elected or appointed. In addition, upon their re-election, each non-employee director currently receives, on the first business day after the date of each Annual Meeting of Stockholders of the Company, commencing with the Annual Meeting of Stockholders immediately following the full vesting of any previously granted Director Option, a Director Option to purchase an additional 30,000 shares of Common Stock at an exercise price per share equal to the fair market value of the Common Stock on the date of grant. Prior to amendment of the Director Plan as approved by the stockholders of the Company in February 1997, such automatic, periodic grants of Director Options were for 15,000 shares of Common Stock. In each case, the Director Option currently vests one third of the shares of Common Stock on each of the first three anniversaries of the date of grant or sooner upon a change of control such as the Merger, and each Director Option expires five years after the date of grant unless sooner terminated as provided in the Director Plan.

     In addition, the Director Plan, as amended, authorizes discretionary grants of stock options ("Discretionary Options") from time to time by the Board of Directors to any non-employee director of the Company. The Discretionary Options will vest according to the vesting schedule determined by the Board of Directors (immediately upon a change of control such as the Merger) and will expire five years from the date of grant. At least six months must elapse from the date of the acquisition of the Discretionary Option to the date of disposition of the Director Fee Option (other than upon exercise or conversion) or its underlying Common Stock.

     Each outside director has been granted a Director Option or Director Options to purchase certain shares of Common Stock. In fiscal 1997, Messrs. Amato and Becker each were granted a Director Fee Option for the purchase of 7,500 shares at $8.75 per share. In addition, in fiscal 1997, Mr. Becker was granted a Discretionary Option for the purchase of 20,000 shares at $8.625 per share and Mr. Parker was granted a Discretionary Option for the purchase of 100,000 shares at $14.3125 per share, each of which vests one-third on each of the first three anniversaries of the date of grant, or sooner upon a change of control such as the Merger, and is exercisable for five years. At September 30, 1997, the outside directors of the Company held the following number and value of options granted under the Director Plan and outside the Director Plan:

                           SECURITIES UNDERLYING                         UNREALIZED VALUE OF OPTIONS
                                  OPTIONS (1)                            AT SEPTEMBER 30, 1997($)(2)
                         --------------------------   EXERCISE PRICE     ---------------------------
         DIRECTOR        EXERCISABLE  UNEXERCISABLE      PER SHARE       EXERCISABLE   UNEXERCISABLE
     ----------------    -----------  -------------   ---------------    -----------   -------------
     CHARLES E. AMATO       10,834        16,666      $4.375 - $ 8.75     $ 137,146     $   257,598
     GARY D. BECKER         12,500        30,000       $4.76 - $ 8.75     $ 161,356     $   381,775
     L. LOWRY MAYS               0        30,000               $15.375    $       0     $   140,625
     F. GARDNER PARKER           0       145,000       $8.25 - $14.3125   $       0     $ 1,051,563

--------------------
(1) Does not include Billing stock options received by the listed individuals in August 1996, if any, pursuant to the terms of the spin-off.

(2) Reflects the aggregate market value of the underlying securities as determined by reference to the closing price of the Common Stock on the Nasdaq National Market System on September 30, 1997 ($20.0625 per share) minus the aggregate exercise price for each option.

DIRECTOR COMPENSATION DEFERRAL PLAN

     The Company adopted the Director Deferral Plan effective January 1, 1994. Participation in the Director Deferral Plan is offered to outside directors of the Company who elect to participate as provided in the plan (the "Director Deferral Participants"). At November 28, 1997, there were four Director Deferral Participants in the Director Deferral Plan. The Director Deferral Plan is a deferred compensation plan that generally allows Director Deferral Participants to make voluntary deferral contributions (the "Voluntary Director Contribution"), on a pre-tax basis, in increments of 1%, of up to 100% of the fees paid by the Company for services rendered as a director. The Company contributed, on behalf of each Director Deferral Participant, an amount equal to 33% of that director's Voluntary Director Contribution (the "Company Director Contribution") each plan year through December 31, 1996. However, the Company reserved the right at any time to provide a Company Director Contribution of a different amount. The Company made approximately $1,800 in Company Director Contributions to the Director Deferral Plan during the first quarter of fiscal 1997 on behalf of directors Amato and Becker. Effective January 1, 1997, matching contributions by the Company were eliminated.

     Director Deferral Participants are annually vested in 33% of any Company Director Contribution beginning with the Director Deferral Participant's first anniversary of service and becoming 100% vested after the third anniversary of service or upon a change in control of the Company such as the Merger. At September 30, 1997, Messrs. Amato and Becker were 100% vested in Company Director Contributions. No Company Director Contributions have been made on behalf of Messrs. Mays and Parker. Benefits generally are payable to a Director Deferral Participant (or his beneficiary) upon retirement, disability, termination of service or death, in each case as provided in the Director Deferral Plan.

REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors of the Company (the "Committee") has furnished the following report on the Company's executive compensation policies. The report describes the Committee's compensation policies applicable to the Company's executive officers and provides specific information regarding the compensation of the Company's Chief Executive Officers in 1997. (The information contained in the report shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing).

     In fiscal 1997, the Committee was comprised of directors Amato and Becker until January 1997, when Mr. Amato resigned and Mr. Parker was appointed to the Committee. In June 1997, Mr. James was appointed as a third member of the Committee, and in July 1997 Mr. Mays was appointed as a fourth member. The Committee administers and oversees all aspects of the Company's executive compensation policy and reports its determinations to the Board of Directors. See "Management - Committees, Meetings and Board Compensation - Compensation Committee." The Committee's overall goal is to develop executive compensation policies that are consistent with, and linked to, strategic business objectives and Company values. The Committee approves the design of, assesses the effectiveness of, and administers executive compensation programs in support of, the Company's compensation policies. The Committee also reviews and approves all salary arrangements and other remuneration for executives, evaluates executive performance and considers related matters.

COMPENSATION PHILOSOPHY

     The Company's executive compensation policies have four primary objectives: to attract and retain highly competent executives to manage the Company's business, to offer executives appropriate incentives for accomplishment of the Company's business objectives and strategy, to encourage stock ownership by executives to enhance mutuality of interest with stockholders and to maximize long-term stockholder value. The Committee believes that the compensation policies should operate in support of these objectives and should emphasize the following: a long-term and at-risk focus, a pay-for-performance culture, an equity orientation and management development.

ELEMENTS OF COMPENSATION

     Each element of compensation considers median compensation levels paid within the competitive market. Competitive market data compares the Company's compensation practices to a group of comparator companies that tend to have similar sales volumes, market capitalizations, employment levels and lines of business. The Committee reviews and approves the selection of companies used for compensation comparison purposes.

     The key elements of the Company's executive compensation are base salary, annual incentive and long-term incentive. These key elements are addressed separately below. In determining compensation for fiscal 1997, the Committee considered all elements of an executive's total compensation package.

     BASE SALARIES. Base salaries for executives are initially determined by evaluating executives' levels of responsibility, prior experience, breadth of knowledge, internal equity issues and external pay practices.

     Mr. James's annual, calendar year base salary did not increase in fiscal 1997.

     INCENTIVE BONUS. Annually, each executive is considered for an incentive bonus. Factors considered in determining the amount of the award include revenue growth, cost control, net profitability and achievement of individual goals and objectives. Typically, minimum revenue and earnings thresholds have been established, below which no awards are made. Bonus awards for all executives are approved by the Chief Executive Officer. Bonus awards for the Company's Chief Executive Officer are subject to approval by the Compensation Committee. Beginning with fiscal year 1997, the timing of these bonus payments changed from an annual to a quarterly basis for all executives except Mr. James, who received his bonus in installments paid in April, August and November 1997 and Messrs. Long and Storin, who received their bonuses in installments paid in August and November 1997. Mr. James earned a cash bonus of $1,281,000 in fiscal 1997. Because of the Company's record performance, sizable bonuses also were earned by other executive officers in fiscal 1997.

     LONG-TERM INCENTIVE. The Company's long-term compensation philosophy provides that long-term incentives should relate to improvement in stockholder value, thereby creating a mutuality of interests between executives and stockholders. Long-term incentives are provided to executives through restricted stock awards, the Company's Employee Option Plan and the Company's Executive Deferral Plan.

     In keeping with the Company's commitment to provide a total compensation package that favors at-risk components of pay, long-term incentives comprise an appreciable portion of an executive's total compensation package. When awarding long-term incentives, the Committee considers executives' respective levels of responsibility, prior experience, historical award data, various performance criteria and compensation practices at comparator companies. Again, the Committee does not utilize formal mathematical formulae when determining the number of options/shares granted to executives.

RESTRICTED STOCK AWARDS

     On December 12, 1995, the Board of Directors adopted the Restricted Stock Plan for the purpose of enabling the Company to provide incentives to its key employees to maximize stockholder value by giving them a proprietary interest in the Company through the ownership of stock. The Board of Directors approved an amendment to the Restricted Stock Plan on July 2, 1996, to allow for immediate vesting of restricted stock grants at the discretion of the committee administering the Restricted Stock Plan. On July 14, 1997, the Board of Directors approved an amendment to the Restricted Stock Plan to increase the number of shares reserved for awards under the plan from 500,000 to 1,000,000. Officers and certain key employees of the Company, including directors who are also full-time employees, are eligible for awards under the Restricted Stock Plan. The number of shares of Common Stock to be awarded to an employee and other terms of the award are determined by a committee of disinterested persons who administer the Restricted Stock Plan. Each award is evidenced by an agreement that sets forth the terms and conditions of the restricted stock granted, including the vesting schedule. The Restricted Stock Plan provides for certain vesting upon death, permanent disability, retirement, termination for good reason by the employee and upon a change of control such as the Merger. The employee, as owner of the restricted stock, has all rights of a stockholder including voting rights and the right to receive cash dividends, if any. No grants were made under the Restricted Stock Plan in fiscal 1997. At September 30, 1997, 812,000 shares were available for granting under the plan.

     The Committee believes that restricted stock provides the Company's executives with an immediate link to stockholder interests. Upon becoming a stockholder, the executive receives the right to vote Company shares and receive dividends, further aligning the executive's interests to those of the Company's stockholders. During fiscal 1996, Messrs. James and Long were granted a total of 38,000 and 22,000 shares, respectively, under the Restricted Stock Plan. No unvested restricted stock grants exist for 1997. See "Summary Compensation Table" below.

STOCK OPTIONS

     Stock options are granted at an option price not less than the fair market value of the Common Stock on the date of grant. Accordingly, stock options have value only if the price of the Common Stock appreciates after the date the options are granted. This design focuses executives on the creation of stockholder value over the long term and encourages equity ownership in the Company.

     As detailed in the table entitled "Stock Option Grants in Fiscal 1997" under the caption "Executive Compensation" below, in fiscal 1997 Mr. James received an option to purchase 130,000 shares of the Common Stock with an exercise price of $14.3125 per share, exercisable for six years and vesting one-third on each of the first three anniversaries of the grant or in its entirety upon a change in control such as the Merger.

     In determining the number of shares subject to the options granted to Mr. James, the Committee considered the number of options previously granted to him, the level of total stockholder return and numerous subjective factors indicative of his dedication to the success of the Company. At November 28, 1997, Mr. James owned 105,818 shares of the Company's Common Stock and, including his fiscal 1997 grant, held options to purchase an additional 403,000 shares. The Committee believes that this equity interest provides an appropriate link to the interests of stockholders.

EXECUTIVE COMPENSATION DEFERRAL PLAN

     During fiscal 1997, the Company continued offering to certain key employees the ability to defer a portion of their respective salaries, on a pre-tax basis, up to 100% of base compensation, with benefits generally payable upon retirement, disability, termination of employment (other than for cause) or death. The Company may make certain matching contributions to each participant's account under such plan with vesting to occur over time or upon change of control such as the Merger; however, the Company has retained the ability to limit its contributions thereunder at any time. The Committee believes that this type of plan provides additional long-term incentive for overall corporate success. The Company made an aggregate of approximately $13,730 in matching contributions during the first quarter of fiscal 1997, $2,102 of which was made on behalf of Mr. James. Effective January 1, 1997, matching contributions by the Company were eliminated.

CONCLUSION

     The Committee believes that these executive compensation policies serve the interests of the stockholders and the Company effectively. The Committee believes that the various pay vehicles offered are appropriately balanced to provide increased motivation for executives to contribute to the Company's overall future successes, thereby enhancing the value of the Company for the stockholders' benefit.

     Gary D. Becker     L. Lowry Mays     F. Gardner Parker     Larry M. James

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers whose base salary and bonus exceeded $100,000 for fiscal 1997.

                                                                                            LONG-TERM
                                                                                        COMPENSATION AWARDS
                                                                                    ---------------------------
                                            ANNUAL COMPENSATION      OTHER ANNUAL     RESTRICTED   SECURITIES     ALL OTHER
NAME AND PRINCIPAL                 FISCAL  ----------------------    COMPENSATION       STOCK      UNDERLYING   COMPENSATION
POSITION                            YEAR   SALARY($)    BONUS ($)       ($)(1)       AWARDS($)(2) OPTIONS(#)(3)     ($)
-------------------------          ------  ---------    ---------    ------------    ------------ ------------- ------------
LARRY M. JAMES                      1997    240,000   1,281,000(4)       7,730              0        130,000      12,100(5)
 CHIEF EXECUTIVE OFFICER,           1996    229,231     300,000          8,467        176,900(6)     180,000      17,241(7)
 PRESIDENT AND DIRECTOR             1995    200,000     140,000          7,280              0         50,000       9,492(8)

W. AUDIE LONG                       1997    156,231     120,000(9)       9,189              0         50,000     13,776(10)
 GENERAL COUNSEL, SENIOR            1996    174,616      55,000         11,152        103,380(11)     75,000    380,634(12)
 VICE PRESIDENT-LEGAL               1995    160,427     100,000          9,327              0         25,000     10,583(13)
 AND REGULATORY AFFAIRS
 & CORPORATE SECRETARY

JAMES S. SPEIRS                     1997    120,000      37,993          3,482              0         40,000      2,106(14)
 SENIOR VICE PRESIDENT-             1996    117,692      40,000          1,582              0         70,000      2,373(15)
 NETWORK OPERATIONS AND             1995        N/A         N/A            N/A            N/A            N/A        N/A
 CHIEF TECHNOLOGY OFFICER

PHILLIP J. STORIN                   1997    139,215     120,000(9)       4,287              0         40,000      2,245(16)
 SENIOR VICE PRESIDENT,             1996    102,230      60,000          3,148              0         50,000      4,319(17)
 CHIEF FINANCIAL OFFICER            1995     92,000      36,000              0              0              0      3,567(18)
 AND CORPORATE TREASURER

STAN G. MASTERS                     1997    114,539      44,497              0              0         40,000      2,510(19)
 SENIOR VICE PRESIDENT-             1996     93,654      40,000              0              0         50,000      4,472(20)
 SALES                              1995     89,712      22,000              0              0              0      4,304(21)

-------------

(1) Represents amounts reimbursed during fiscal 1997, 1996 and 1995 for the payment of certain taxes.

(2) At September 30, 1997, the number and value of aggregate restricted stock award holdings were as follows: Mr. James, 38,000 shares ($762,375); Mr. Long, 22,000 shares ($441,375); Messrs. Speirs, Storin and Masters did not hold any restricted stock at September 30, 1997. The value of the restricted stock awards was determined by multiplying the market value of the Common Stock on September 30, 1997 as determined by reference to the closing price of the Common Stock on the Nasdaq National Market System ($20.0625 per share) by the number of shares of restricted stock held. The value of the restricted stock awards does not include the value of Billing stock awards received by the foregoing individuals pursuant to the terms of the spin-off. If any dividends are paid with respect to the Company's Common Stock, such dividends will be paid on the restricted stock.

(3) Certain of the options granted during fiscal 1996 were the result of the voluntary surrender and exchange of previously granted options under the Company's Employee Option Plan.

(4) Represents bonus earned in fiscal 1997, $1,066,000 of which was paid in the first quarter of fiscal 1998.

(5) Represents $3,600 in Company 401(k) Retirement Plan contributions, $2,102 in Company deferred compensation contributions and $6,398 in life insurance premiums made or paid on behalf of Mr. James during fiscal 1997.

(6) Mr. James was granted 28,000 shares on December 14, 1995 which, as amended, vested 100% on July 2, 1996, and was granted 10,000 shares on July 16, 1996 which vested 100% on the date of grant.

(7) Represents $3,202 in Company 401(k) Retirement Plan contributions, $8,121 in Company deferred Compensation contributions and $5,918 in life insurance premiums made or paid on behalf of Mr. James during fiscal 1996.

(8) Represents $2,236 in Company 401(k) Retirement Plan contributions and $7,256 in Company deferred compensation contributions made on behalf of Mr. James during fiscal 1995.

(9) Represents bonus earned in fiscal 1997, $50,000 of which was paid in the first quarter of fiscal 1998.

(10) Represents $2,344 in Company 401(k) Retirement Plan contributions, $2,664 in Company deferred compensation contributions and $8,768 in life insurance premiums made or paid on behalf of Mr. Long during fiscal 1997.

(11) Mr. Long was granted 16,000 shares on December 14, 1995 which, as amended, vested 100% on July 2, 1996, and was granted 6,000 shares on July 16, 1996 which vested 100% on the date of grant.

(12) Represents $2,536 in Company 401(k) Retirement Plan contributions, $10,015 in Company deferred Compensation contributions and $8,083 in life insurance premiums made or paid on behalf of Mr. Long during fiscal 1996 and $360,000 paid under contractual agreement in connection with the spin-off of Billing.

(13) Represents $2,494 in Company 401(k) Retirement Plan contributions and $8,089 in Company deferred compensation contributions made on behalf of Mr. Long during fiscal 1995.

(14) Represents $1,315 in Company 401(k) Retirement Plan contributions and $791 in Company deferred compensation contributions made on behalf of Mr. Speirs during fiscal 1997.

(15) Represents $2,373 in Company deferred compensation contributions made on behalf of Mr. Speirs during fiscal 1996.

(16) Represents $1,465 in Company 401(k) Retirement Plan contributions and $780 in Company deferred compensation contributions made on behalf of Mr. Storin during fiscal 1997.

(17) Represents $1,427 in Company 401(k) Retirement Plan contributions and $2,892 in Company deferred compensation contributions made on behalf of Mr. Storin during fiscal 1996.

(18) Represents $1,359 in Company 401(k) Retirement Plan contributions and $2,208 in Company deferred compensation contributions made on behalf of Mr. Storin during fiscal 1995.

(19) Represents $1,718 in Company 401(k) Retirement Plan contributions and $792 in Company deferred compensation contributions made on behalf of Mr. Masters during fiscal 1997.

(20) Represents $1,353 in Company 401(k) Retirement Plan contributions and $3,119 in Company deferred compensation contributions made on behalf of Mr. Masters during fiscal 1996.

(21) Represents $1,466 in Company 401(k) Retirement Plan contributions and $2,838 in Company deferred compensation contributions made on behalf of Mr. Masters during fiscal 1995.

STOCK OPTION GRANTS IN FISCAL 1997

     The following table provides information related to options granted to the named executive officers during fiscal 1997. The Company has never granted stock appreciation rights.

                           INDIVIDUAL GRANTS
                        -----------------------                               POTENTIAL REALIZABLE
                                     % OF TOTAL                                 VALUE AT ASSUMED
                        NUMBER OF      OPTIONS                                ANNUAL RATES OF STOCK
                        SECURITIES   GRANTED TO     EXERCISE                  PRICE APPRECIATION FOR
                        UNDERLYING   EMPLOYEES      OR BASE                     OPTION TERM(1)
                         OPTIONS      IN FISCAL      PRICE     EXPIRATION   ------------------------
       NAME             GRANTED(#)      1997         ($/SH)       DATE         5%($)          10%($)
------------------     ------------ ------------   ---------   -----------  ---------     ----------
LARRY M. JAMES          130,000         15.4        14.3125     6/03/03      514,056       1,135,930

W. AUDIE LONG            50,000          5.9        14.3125     6/03/03      197,714         436,896

JAMES S. SPEIRS          40,000          4.7        14.3125     6/03/03      158,171         349,517

PHILLIP J. STORIN        40,000          4.7        14.3125     6/03/03      158,171         349,517

STAN G. MASTERS          46,000(2)       5.4        14.3125     6/03/03      181,897         401,945

---------
(1) Calculation based on stock option exercise price over the exercise period of the option assuming annual compounding. The columns present estimates of potential values based on certain mathematical assumptions. The actual value, if any, that an executive officer may realize is dependent upon the market price on the date of option exercise.

(2) Includes the grant of an option for 6,000 shares to Mr. Masters' wife, who serves as the Company's Director of Product Management.

AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES

     The following table provides information related to options exercised by the named executive officers during the 1997 fiscal year and the number and value of options held at fiscal year ("FY") end. The Company does not have any outstanding stock appreciation rights.

                                                                 NUMBER OF SECURITIES       VALUE(3) OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED           IN-THE-MONEY
                          SHARES ACQUIRED                       OPTIONS AT FY-END(#)(2)      OPTIONS AT FY-END($)
                            UPON OPTION           VALUE       --------------------------  --------------------------
      NAME                  EXERCISE(#)       REALIZED($)(1)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-------------------       ---------------     --------------  -----------  -------------  -----------  -------------
LARRY M. JAMES                     0                 N/A        186,334       216,666      3,175,300     2,107,073

W. AUDIE LONG                      0                 N/A        158,667        83,333      2,837,729       810,411

JAMES S. SPEIRS                    0                 N/A         23,334        86,666        380,702       991,373

PHILLIP J. STORIN              5,000             $32,125         34,668        73,332        581,679       762,661

STAN G. MASTERS                    0                 N/A         40,919(4)     83,331(5)     672,139       860,871

---------
(1) Market value of the underlying securities at exercise date, minus the exercise price.

(2) Does not include Billing stock options received by the listed individuals in August 1996 pursuant to the terms of the spin-off.

(3) Market value of the underlying securities at September 30, 1997 ($20.0625), minus the exercise price.

(4) Includes options for 5,751 shares held by Mr. Masters' wife.

(5) Includes options for 9,999 shares held by Mr. Masters' wife.

EMPLOYEE BENEFIT PLANS

USLD COMMUNICATIONS CORP. 401(K) RETIREMENT PLAN

     The Company adopted the Retirement Plan effective January 1, 1992. Participation in the Retirement Plan is offered to eligible employees of the Company (collectively, the "Participants"). Generally, all employees of the Company who are 21 years of age and who have completed one year of service during which they worked at least 1,000 hours are eligible for participation in the Retirement Plan.

     The Retirement Plan is a 401(k) plan, a form of defined contribution plan which provides that Participants generally may make voluntary salary deferral contributions, on a pre-tax basis, of between 1% and 15% of their base compensation in the form of voluntary payroll deductions up to a maximum amount as indexed for cost-of-living adjustments ("Voluntary Contributions"). From January 1993 through December 1994, the Company made matching contributions equal to 33% of the first 6% of a Participant's compensation contributed as salary deferral. Effective January 1, 1995, the Company made matching contributions equal to 25% of the first 6% of a Participant's compensation contributed as salary deferral. Effective January 1, 1996, the Company made matching contributions equal to 50% of the first 3% of a Participant's compensation contributed as salary deferral. The Company may from time to time make additional discretionary contributions at the sole discretion of the Board. The discretionary contributions, if any, are allocated to Participants' accounts based on a discretionary percentage of the Participants' respective salary deferrals.

     Participants are gradually vested in all contributions made by the Company over a period of five years of credited service, vesting 25% a year for each full year of service beginning with the Participant's second anniversary, and becoming 100% vested after five years of service or upon death, total and permanent disability, retirement under the Retirement Plan, Retirement Plan termination, or upon a change in control such as the Merger. Participants are always 100% vested in their Voluntary Contributions.

STOCK OPTION PLANS

     On February 6, 1990, the stockholders of the Company approved the Employee Option Plan. The Employee Option Plan provides for the grant of incentive stock options ("ISOs") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and stock options that do not qualify under Section 422 of the Code ("NQSOs"). Under the terms of the Employee Option Plan, as amended by the stockholders at the Company's 1992, 1994 and 1996 Annual Meetings of Stockholders, 3,966,666 shares of Common Stock have been reserved for the granting of options. At November 28, 1997, options to purchase 3,905,797 shares had been granted. If any option granted under the Employee Option Plan terminates, expires or is surrendered, new options may thereafter be granted covering such shares.

     The Employee Option Plan is administered by a committee (the "Option Plan Committee") of three "disinterested persons" appointed by the Board. The Option Plan Committee currently consists of non-employee members of the Compensation Committee of the Board: Gary D. Becker, L. Lowry Mays and F. Gardner Parker. The Employee Option Plan grants broad authority to the Option Plan Committee to grant options to full-time employees and officers of the Company and its subsidiaries (totaling 672 eligible individuals at November 28, 1997), selected by the Option Plan Committee, to determine the number of shares subject to options and to provide for the appropriate periods and methods of exercise and requirements regarding the vesting of options. The option price for ISOs may not be less than 100% of the fair market value of the Common Stock on the date of grant, or 110% of the fair market value with respect to any ISO issued to a holder of 10% or more of the Company's shares. There is no price requirement for NQSOs, other than that the option price must exceed the par value of the Common Stock. The Employee Option Plan further directs the Option Plan Committee to set forth provisions in option agreements regarding the exercise and expiration of options according to stated criteria. The Option Plan Committee oversees the methods of exercise of options, with attention being given to compliance with appropriate securities laws and regulations. The Employee Option Plan permits the use of already owned Common Stock as payment for the exercise price of options. Options for no more than 150,000 shares may be granted to any individual employee under the Employee Option Plan during any single fiscal year.

     On March 9, 1993, the, Board of Directors adopted, subject to stockholder approval, the Director Plan. The Director Plan incorporated and expanded a previous director option plan and authorizes the granting of nonqualified options ("Director Options") to purchase Common Stock to non-employee directors (totaling four eligible individuals at November 28, 1997). The Director Plan was approved by the Company's stockholders at the Company's 1994 Annual Meeting of Stockholders, and the Company's stockholders approved certain amendments to the Director Plan at the Company's 1996 Annual Meeting of Stockholders, which amendments included the Annual Director Fee for non-employee directors of the Company. Under the terms of the Director Plan, each non-employee director must make an election, no later than December 31 of each year, to receive his Annual Director Fee for the following year in cash ($15,000) or in whole or in part through the grant of a Director Fee Option exercisable for up to 7,500 shares of Common Stock at an exercise price per share equal to the fair market value of the Common Stock on the date of grant (i.e., the business day on or immediately after December 15). At the Company's 1997 Annual Meeting of Stockholders, the stockholders approved certain additional amendments to the Director Plan, which amendments included an increase in the aggregate number of shares of Common Stock subject to issuance under this plan from 250,000 to 750,000, an increase in the number of shares subject to Director Options from 15,000 to 30,000, a provision for the granting of Discretionary Options and deletion of the limitation that the plan not be amended more frequently than once every six months.

     During the fiscal year ended September 30, 1997, director F. Gardner Parker was granted Director Options, directors Amato and Becker were granted Director Fee Options and directors Becker and Parker were granted Discretionary Options. A total of 750,000 shares of Common Stock (subject to certain adjustments) has been reserved for issuance upon exercise of Director Options. At November 28, 1997, options to purchase 345,000 shares of Common Stock had been granted under the Director Plan. Each such option had a per share option exercise price equal to the market price per share of the Common Stock on the date of grant. All Director Options vest in three equal portions over three years from the first date of the individual's service to the Company as a director or date of grant, as the case may be, or sooner upon a change of control such as the Merger, and are exercisable for a period of five years from the date of grant. All Director Fee Options vest on the date of grant and are exercisable for a period of five years from the date of grant. Discretionary Options vest according to the vesting schedule determined by the Board of Directors (immediately upon a change of control such as the Merger) and are exercisable for a period of five years from the date of grant. Each of the Discretionary Options granted in fiscal 1997 vest one-third on each of the first three anniversaries of the date of grant.

     Director Options, Director Fee Options and Discretionary Options, once granted and to the extent vested and exercisable, will remain exercisable throughout their term, except that the unexercised portion of a Director Option will terminate 30 days after the date an optionee ceases to be a Director for any reason other than death, in which case the Director Option will terminate one year after the optionee's death or six months after the optionee's death if the death occurs during the 30-day period referenced above.

     The Merger agreement provides that, at the effective date of the Merger, each stock option and warrant granted by the Company ("USLD Stock Option") to purchase shares of Common Stock which is outstanding and unexercised shall be assumed by LCI and converted into an option or warrant to purchase common stock of LCI ("LCI Common Stock") in such amount and at such exercise price as is provided below and otherwise having the same terms and conditions as are in effect immediately prior to the effective date of the Merger. The number of shares of LCI Common Stock to be subject to the new option or warrant will be equal to the number of shares that the holder of such USLD Stock Option would be entitled to receive pursuant to the Merger had such holder exercised such option or warrant in full immediately prior to the effective date of the Merger (whether or not such option or warrant was in fact exercisable). The exercise price per share of LCI Common Stock under the new option or warrant will be equal to the aggregate exercise price for the Company's Common Stock purchasable pursuant to such USLD Stock Option divided by the number of shares of LCI Common Stock deemed purchasable pursuant to such USLD Stock Option.

     Pursuant to the Company's Employee Option Plan, Director Plan and certain contract stock option grants (the "USLD Stock Option Plans"), the Merger will result in each USLD Stock Option, whether or not fully vested, becoming fully vested and exercisable. Any USLD Stock Option not exercised will be assumed and converted into an immediately exercisable option to purchase LCI Common Stock on the terms described above. The vesting period of outstanding stock purchase warrants will be unaffected by the Merger. In addition, pursuant to the terms of the spin-off with Billing, Billing granted, under its 1996 Employee Comprehensive Stock Plan and 1996 Non-Employee Director Plan, options to purchase Billing common stock to each holder of an outstanding option to purchase shares of the Company's Common Stock under the USLD Stock Option Plans. The Billing options were granted on the basis of an option exercisable for one share of Billing common stock for every one share of the Company's Common Stock subject to the outstanding USLD Stock Options. Each Billing option agreement provides that the Merger will result in each Billing option held by the Company's employees, whether or not fully vested, becoming fully vested and exercisable. Billing options held by Billing employees will be unaffected by the Merger.

EMPLOYEE STOCK PURCHASE PLAN

     The Company adopted the ESPP effective July 1, 1995, and the stockholders of the Company approved the ESPP on February 29, 1996. The ESPP allows participating employees to purchase shares of the Common Stock at a discount with funds from payroll deductions. Every employee of the Company and its subsidiaries is eligible to participate in the ESPP on a voluntary basis with the exception of (i) employees who have not completed at least six months of continuous service with the Company as of the applicable enrollment date and (ii) employees who would, immediately upon enrollment, own directly or indirectly, or hold purchase rights, options or rights to acquire, an aggregate of 5% or more of the total combined voting power or value of all outstanding shares of all classes of the Company. At November 28, 1997, there were 255 participants in the ESPP.

     Enrollment in the ESPP constitutes a grant by the Company to the participant of the right to purchase shares of the Company's Common Stock. Under the terms of the ESPP, 1,000,000 shares of Common Stock have been reserved for purchase under the plan, subject to adjustment as provided in the ESPP. At November 28, 1997, 125,821 shares had been purchased under the ESPP. Each offering of Common Stock under the ESPP (except for the initial offering period, which was seven months, and the second offering period, which was shortened to four months due to the spin-off of Billing) covers a period of approximately six months. To participate in the ESPP, eligible employees must enroll in the ESPP and authorize payroll deductions pursuant to the ESPP. These payroll deductions may not exceed $10,600 in any six-month participation period. The purchase price per share is the lesser of (i) 85% of the fair market value of the Common Stock on the first day of the applicable participation period or (ii) 85% of the fair market value of the Common Stock on the last day of such participation period. The ESPP is administered, at the Company's expense, by the Employee Stock Purchase Plan Committee, which was appointed by the Board of Directors. The Committee consists of at least three persons who need not be members of the Board of Directors.

EXECUTIVE COMPENSATION DEFERRAL PLAN

     On December 15, 1993, the Board of Directors adopted the Executive Deferral Plan to be effective January 1, 1994. Participation in the Executive Deferral Plan is offered to certain key employees occupying management positions and/or certain other highly compensated employees of the Company who are determined by the Board, from time to time, to be eligible to participate in the Executive Deferral Plan ("Executive Deferral
Participants"). At November 28, 1997, there were 15 Executive Deferral Participants in the Executive Deferral Plan.

     The Executive Deferral Plan is a deferred compensation plan that provides that Executive Deferral Participants generally may make voluntary salary deferral contributions, on a pre-tax basis, in equal monthly amounts of up to 100% of his or her base compensation ("Voluntary Deferral Contribution"). In addition, through December 31, 1996, the Company made certain matching contributions with respect to each Voluntary Deferral Contribution (the "Company Deferral Contribution") equal to the lesser of (i) the Voluntary Deferral Contribution or (ii) that amount together with the Voluntary Deferral Contribution which actuarially determined would yield a 10-year annuity equal to 50% of the Executive Deferral Participant's compensation payable at age 65, with a minimum contribution of $3,000. However, the Company reserved the right, at any time, to decrease the Company Deferral Contribution or provide no Company contribution whatsoever for any plan year. The Company Deferral Contributions were eliminated beginning January 1, 1997. The Company made approximately $13,700 in Company Deferral Contributions to this plan during the first quarter of fiscal 1997.

     Unless terminated for cause, Executive Deferral Participants are vested annually in 33% of any Company Deferral Contribution beginning with the Executive Deferral Participant's first anniversary of service and becoming 100% vested after the third anniversary of service or upon a change in control of the Company such as the Merger. Benefits generally are payable to an Executive Deferral Participant (or his or her beneficiaries) upon retirement, disability, termination of employment (other than for cause) or death, in each case as provided in the Executive Deferral Plan. Messrs. James, Long, Storin and Masters were 100% vested in their respective Company Deferral Contributions. At November 28, 1997, Mr. Speirs was 66% vested in Company Deferral Contributions but will be 100% vested if the Merger is consummated.

DISABILITY PLAN

     Effective January 1, 1994, the Board of Directors of the Company adopted the Disability Plan. The Disability Plan provides long-term disability benefits for certain employees occupying management positions with the Company or its subsidiaries. Benefits under the Disability Plan are provided directly by the Company based on definitions, terms and conditions contained in the Disability Plan documents. At November 28, 1997, there were 18 participants in the Disability Plan. No benefits were paid to any participant under the Disability Plan during fiscal 1997.

EMPLOYMENT AGREEMENTS AND CHANGE-OF-CONTROL ARRANGEMENTS

     Effective February 14, 1997, the Company entered into an employment agreement with Mr. James. This agreement expires on February 13, 2000, subject to automatic one-year extensions on each anniversary of the agreement. Mr. James's employment agreement provided for an annual, calendar year base salary of $240,000 in fiscal 1997 and an incentive bonus at the discretion of the Compensation Committee of the Board of Directors. Effective August 1, 1997, the Company entered into a new employment agreement with Mr. James which expires on the same terms as the February 14, 1997 agreement and provides for an annual base salary of $325,000 beginning October 1, 1997 and an incentive bonus at the discretion of the Compensation Committee of the Board of Directors.

     Effective as of August 2, 1996, the Company and Billing entered into an employment agreement with Mr. Long. This agreement expired on August 1, 1997, subject to extension for successive one-year terms unless the Company elected not to extend the agreement. The employment agreement provided for an annual base salary of $150,000 and an incentive bonus at the discretion of the Compensation Committee of the Board of Directors. Effective August 1, 1997, the Company entered into a new employment agreement with Mr. Long. The agreement expires on July 31, 1999, subject to automatic two-year extensions on each two-year anniversary of the agreement unless the Company elects not to extend the agreement. The agreement provides for an annual base salary of $190,000 and an incentive bonus at the discretion of the Compensation Committee of the Board of Directors.

     The employment agreement with Mr. James provides that if the Company terminates his employment without cause (including the Company's election to not extend the employment agreement at any renewal date) or if he resigns his employment for "good reason" (as "good reason" is defined in the employment agreement), Mr. James will be entitled to a lump-sum payment in the amount his then effective annual base salary through the expiration of the three-year term then in effect (up to $975,000 depending on the actual date of the termination and between $650,000 and $975,000 upon consummation of the Merger, depending on the actual effective date). In addition, under the terms of the Agreement Regarding Vesting of Stock Options entered into between the Company and Mr. James on August 2, 1996, if Mr. James' employment is terminated under any of the circumstances listing in the preceding sentence, all outstanding stock options held by Mr. James shall become fully vested and exercisable for the latter of the remainder of the exercise period under the Employee Option Plan or two years following the date of termination.

     The employment agreement with Mr. Long provides that if the Company terminates his employment without cause (including the Company's election to not extend the employment agreement at any renewal date) or if he resigns his employment for "good reason" (as "good reason" is defined in the employment agreement), Mr. Long will be entitled to a lump-sum payment in the amount equal to two times his annual base salary ($380,000). In addition, under the terms of the Agreement Regarding Vesting of Stock Options entered into between the Company and Mr. Long on August 2, 1996, if Mr. Long's employment is terminated under any of the circumstances listing in the preceding sentence, all outstanding stock options held by Mr. Long shall become fully vested and exercisable for the latter of the remainder of the exercise period under the Employee Option Plan or two years following the date of termination.

     A change of control is deemed to have occurred if (i) more than 30% of the combined voting power of the Company's then outstanding securities is acquired, directly or indirectly, or (ii) at any time during the 24-month period after a tender offer, merger, consolidation, sale of assets or contested election, or any combination of such transactions, at least a majority of the Company's Board of Directors shall cease to consist of "continuing directors" (meaning directors of the Company who either were directors prior to such transaction or who subsequently became directors and whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least two-thirds of the directors then still in office who were directors prior to such transaction), or (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation such as the Merger, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 60% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement of sale or disposition by the Company of all or substantially all of the Company's assets.

     The employment agreements with Messrs. James and Long are subject to early termination as provided therein, including termination by the Company for "cause" (as defined in the employment agreements) or termination by the employee for "good reason" (as defined in the employment agreements). The employment agreements also provide that if, at any time within 12 months of a change of control, the employee ceases to be an employee of the Company by reason of (i) termination by the Company (or its successor) without "cause" (as defined in the employment agreement) or (ii) voluntary termination by the employee for "good reason upon change of control" (as defined in the employment agreements), in addition to the severance stated above, all outstanding stock options held by them shall become fully vested and exercisable, and they shall receive an additional payment that, when added to all other payments received in connection with a change of control, will result in the maximum amount allowed to be paid to an employee without triggering an excess parachute payment (as defined by the Internal Revenue
Code), and Mr. Long's employment agreement provides that all benefits (as defined by the employment agreement) shall continue throughout the remainder of the two-year term of the agreement then in effect, and continuation of medical benefits for two years from the date of termination.

     Effective January 1, 1997, the Company entered into employment agreements with Messrs. Speirs and Storin, each of which continues thereafter until terminated by the Company or the employee upon 120 days' notice as provided therein. These employment agreements provide for annual, base salaries of $120,000 and $140,000 for Mr. Speirs and Mr. Storin, respectively. Messrs. Speirs and Storin also are eligible to receive incentive bonuses at the discretion of the Compensation Committee of the Board. These employment agreements were amended on July 16, 1997 to increase the annual base salaries for Messrs. Speirs and Storin to $160,000 effective October 1, 1997.

     The employment agreements with Messrs. Speirs and Storin provide that if the Company terminates their employment without cause (including the Company's election to not extend the employment agreements at any renewal date) or if they resign their employment for "good reason" (as "good reason" is defined in the employment agreement), Mr. Speirs will be entitled to a lump-sum payment equal to one times his annual base salary ($160,000) and Mr. Storin will be entitled to a lump-sum payment equal to two times his annual base salary ($320,000).

     In anticipation of the Merger and as part of LCI's efforts to insure an efficient integration of the Company's operations with its existing operations, LCI has caused its wholly owned subsidiary, LCI Acquisition Corp. ("Merger Sub"), to enter into or to anticipate entering into employment agreements with approximately 30 of the Company's employees, including Messrs. James, Long, Speirs, Storin and Masters and other members of the Company's management, to be effective as of the effective date of the Merger. These employment agreements will provide for (i) annual salaries consistent with such individual's responsibilities in accordance with LCI's knowledge of industry standards; (ii) grants of options to purchase shares of LCI Common Stock pursuant to the 1997/1998 LCI International, Inc. Stock Option Plan that vest over five years; (iii) stay bonuses to induce such individuals to remain in the employ of the surviving corporation for specified periods of time equal to 100% of such individual's annual salary for the Messrs. James, Long, Speirs, Storin and Masters and certain other senior members of the Company's management and 50% of such individual's annual salary for certain other employees entering into such agreements; and (iv) certain non-competition and non-solicitation restrictions on the activities of these individuals. In addition, such employees will be eligible for standard bonus compensation in accordance with LCI's corporate incentive plan for non-sales employees and sales incentive plan for sales employees, as the case may be.

     The employment agreements entered into by Merger Sub with current senior officers of the Company will provide for annual salaries and option grants as follows: The annual salary of Mr. James will remain at $325,000 and he will receive options to purchase 50,000 shares of LCI Common Stock; the annual salary of Mr. Long will increase to $192,000 from $190,000 and he will receive options to purchase 25,000 shares of LCI Common Stock; the annual salary of Mr. Speirs will increase to $184,000 from $160,000 and he will receive options to purchase 25,000 of LCI Common Stock; the annual salary of Mr. Storin will increase to $188,000 from $160,000 and he will receive options to purchase 25,000 of LCI Common Stock; the annual salary of Mr. Masters will increase to $160,000 from $140,000 and he will receive options to purchase 40,000 of LCI Common Stock.

     Pursuant to the terms of the employment agreements with Merger Sub described above, Messrs. James, Long, Speirs, Storin and Masters will be entitled to receive their respective severance payments.

     In addition, effective as of the effective date of the Merger, Merger Sub has entered into or anticipates entering into non-competition agreements with certain of the Company's employees, including Messrs. James, Long, Speirs, Storin and Masters. Such non-competition agreements place broader and longer non-competition and broader non-solicitation restrictions on such individuals than those contained in the employment agreements described in the preceding three paragraphs. In consideration for entering into such non-competition agreements, Merger Sub has agreed to pay $1,000,000 to Mr. James, $500,000 to Mr. Long and $200,000 for each other employee who enters into such agreements, which amounts were determined after consultation with LCI's independent consultants.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Upon resignation of Parris H. Holmes, Jr. as Chairman of the Board in July 1997, Mr. James was named Chairman of the Board and appointed to the Compensation Committee. Mr. James also serves as Chief Executive Officer and President of the Company.

PERFORMANCE GRAPH

     The following performance graph compares the performance of the Company's Common Stock to the Standard and Poors 500 Index (the "S&P 500 Index") and to the Standard and Poors Telecommunications Index (the "S&P Tel Index") for the period since September 30, 1992. The S&P Tel Index is comprised of AT&T, MCI, Sprint and Worldcom, Inc. The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at September 30, 1992 and that all dividends were reinvested. Performance data for the Company is provided as of the last trading day of each of the Company's last five fiscal years. Performance data for the S&P 500 Index and for the S&P Tel Index is provided for the last trading day closest to September 30 of each year.



          COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL STOCKHOLDER RETURN USLD COMMUNICATIONS CORP., S&P 500 INDEX AND S&P TEL INDEX




                                    [GRAPH]




                                         FISCAL YEAR ENDING
                           ------------------------------------------------
COMPANY                    1992   1993     1994     1995     1996     1997
------------------------   ----  ------   ------   ------   ------   ------
USLD COMMUNICATIONS CP     100   164.89    85.11   128.19    76.06   170.74
INDUSTRY INDEX             100   142.49   135.57   160.20   142.17   188.59
BROAD MARKET               100   113.01   117.18   152.04   182.96   256.97




Notes:
(1) Assumes that the value of the investment in the Company's Common Stock, and each index, was $100 on September 30, 1992, and that all dividends were reinvested.

(2) The peer group index is comprised of the following companies: AT&T, MCI, Sprint and Worldcom, Inc. The index is weighted to reflect the relative market capitalization of the peer group companies.

(3) The cumulative total return for fiscal 1996 includes the value of Billing common stock distributed to the Company's stockholders in the spin-off.



     There can be no assurance that performance of an investment in the Company will continue in the future with the same or similar trends depicted above. The Company does not and will not make or endorse any predictions as to future stock performance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information with respect to persons who are known to the Company to be the beneficial owners of 5% or more of the outstanding Common Stock at November 28, 1997:

                                     AMOUNT AND NATURE OF      PERCENT OF CLASS
     NAME AND ADDRESS               BENEFICIAL OWNERSHIP(1)   OWNED BENEFICIALLY
     ----------------               -----------------------   ------------------
     AIM MANAGEMENT GROUP INC.            1,023,800                   6.3%
     11 Greenway Plaza, Suite 1919
     Houston, Texas  77046

----------
(1) Unless otherwise noted, each of the persons named has sole voting and investment power with respect to the shares reported.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table and notes thereto set forth certain information with respect to the shares of Common Stock beneficially owned at November 28, 1997 by (i) each director of the Company, (ii) each executive officer of the Company included in the Summary Compensation Table set forth under the caption "Executive Compensation" in Item 11 of this report and (iii) all executive officers and directors of the Company as a group.

                                                            COMMON STOCK
                                           ------------------------------------------------
                                            AMOUNT AND NATURE OF        PERCENT OF CLASS
    NAME OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP (1)  OWNED BENEFICIALLY (2)
    ------------------------               ------------------------  ----------------------
    LARRY M. JAMES                               292,152(3)                   1.8%
    W. AUDIE LONG                                181,667(4)                   1.1%
    JAMES S. SPEIRS                               38,622(5)                     *
    PHILLIP J. STORIN                             63,980(6)                     *
    STAN G. MASTERS                               40,481(7)                     *
    CHARLES E. AMATO                              56,134(8)                     *
    GARY D. BECKER                                17,500(9)                     *
    L. LOWRY MAYS                                  5,000                        *
    F. GARDNER PARKER                             12,000(10)                    *
    ALL EXECUTIVE OFFICERS AND DIRECTORS
     AS A GROUP (14 persons, including the
     executive officers and directors
     listed above)                               834,009(11)                  4.9%

----------
*    Represents less than 1% of the issued and outstanding shares of Common
     Stock.

(1) Unless otherwise noted, each of the persons named has sole voting and investment power with respect to the shares reported.

(2) The percentages indicated are based on outstanding stock options exercisable within 60 days for each individual and 16,325,409 shares of Common Stock issued and outstanding on November 28, 1997.

(3) Includes 186,334 shares that Mr. James has the right to acquire upon the exercise of stock options, exercisable within 60 days, and 3,000 shares owned by Mr. James's wife.

(4) Includes 158,667 shares that Mr. Long has the right to acquire upon the exercise of stock options, exercisable within 60 days.

(5) Includes 33,334 shares that Mr. Speirs has the right to acquire upon the exercise of stock options, exercisable within 60 days.

(6) Includes 38,001 shares that Mr. Storin has the right to acquire upon the exercise of stock options, exercisable within 60 days.

(7) Includes 4,672 shares owned by Mr. Master's wife and 26,500 and 6,084 shares that Mr. Masters and his wife, respectively, have the right to acquire upon the exercise of stock options, exercisable within 60 days.

(8) Includes 10,834 shares that Mr. Amato has the right to acquire upon the exercise of stock options, exercisable within 60 days.

(9) Includes 12,500 shares that Mr. Becker has the right to acquire upon the exercise of stock options, exercisable within 60 days.

(10) Includes 5,000 shares that Mr. Parker has the right to acquire upon the exercise of stock options, exercisable within 60 days.

(11) Includes 561,340 shares that 14 directors and executive officers (including those held by Mr. Masters' wife) have the right to acquire upon the exercise of stock options, exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Parris H. Holmes, Jr. served as Chairman of the Board and as a member of the Compensation Committee of the Board of Directors until his resignation on June 2, 1997. In connection with his resignation from the Board of Directors of the Company in June 1997, the Company paid Mr. Holmes an $875,000 cash bonus and granted him 25,000 shares of restricted Common Stock having a value of $358,000 based on the closing price of the Common Stock on the Nasdaq National Market System on June 4, 1997 ($14.3125 per share).

     During fiscal 1997, the Company contracted for director and officer liability, employee dishonesty, general liability, commercial auto, workers' compensation, umbrella liability, employee benefits liability, property, earthquake, fiduciary responsibility, employment practices and aircraft policies of insurance. SWBC Insurance Services, Inc., a full service insurance agency owned 25% by Mr. Amato, a director of the Company, served as the agent for the placement of these policies. The aggregate amount of these insurance policy premiums was not material to the Company's financial position or results of operations. Mr. Amato also serves as a director and Vice President of SWBC Insurance Services, Inc.

     On April 18, 1997, Richard E. Burk, Vice President - Strategic Planning of the Company, borrowed $75,000 from the Company. This loan accrued interest at the rate of 10% per annum and matures on April 15, 1998. This loan is secured by a first lien collateral interest in and to (i) any bonus realized by Mr. Burk from the Company for fiscal year 1997 and (ii) the proceeds from the exercise of stock options that vest prior to the repayment of such loan. The largest aggregate amount of this indebtedness outstanding from Mr. Burk to the Company for this loan during the period October 1, 1996 through September 30, 1997 was $75,000.

     L. Lowry Mays, a director of the Company is Chairman and Chief Executive Officer of Clear Channel. Pursuant to on-going agreements, the Company purchases advertising from Clear Channel and Clear Channel purchases long distance services from the Company. The amount associated with these agreements is not material to the Company's financial position or results of operations.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  DOCUMENTS FILED AS PART OF REPORT

         1.   Financial Statements:

              The consolidated financial statements of the Company and the related report of the Company's independent public accountants thereon have been filed under Item 8 hereof.

         2.   Financial Statement Schedules:

              The following financial statement schedule and the report of independent public accountants thereon are included in this report at the page indicated. All other schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Consolidated Financial Statements or notes thereto.

ITEM                                                                      PAGE
----                                                                      ----
Report of Independent Public Accountants                                   62
Schedule II - Valuation and Qualifying Accounts                            63

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of USLD Communications Corp.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of USLD Communications Corp. and subsidiaries and have issued our report thereon dated November 14, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                ARTHUR ANDERSEN LLP

San Antonio, Texas
November 14, 1997

                                                                    SCHEDULE II

                  USLD COMMUNICATIONS CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                     ADDITIONS
                                                               ----------------------
                                                BALANCE AT     CHARGED TO  CHARGED TO   WRITE-OFFS
FISCAL                                         BEGINNING OF    COSTS AND     OTHER      CHARGED TO    BALANCE AT
 YEAR               DESCRIPTION                   PERIOD        EXPENSES    ACCOUNTS     ALLOWANCE   END OF PERIOD
------              -----------                ------------    ----------  ----------   ----------   -------------
 1995     Allowance for doubtful accounts         $2,298         $6,231        $0        $(6,591)        $1,938
 1996     Allowance for doubtful accounts         $1,938         $8,388        $0        $(7,807)        $2,519
 1997     Allowance for doubtful accounts         $2,519         $9,156        $0        $(8,848)        $2,827

     3.   Exhibits:

     The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses.

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
 3.1 Restated Certificate of Incorporation (Exhibit 3.1 to September 30, 1996, Form 10-K)

 3.2 Certificate of Designation, Preference and Rights of Series A Junior Participating Preferred Stock, filed with the Delaware Secretary of State on April 27, 1996 (Filed herewith)

 3.3 Certificate of Amendment of Restated Certificate of Incorporation, amending Article 1 to change the name of the corporation to USLD Communications Corp., filed with the Delaware Secretary of State on August 19, 1997 (Filed herewith)

 3.4      Bylaws, as amended (Exhibit 3.2 to September 30, 1996, Form 10-K)

 4.1      Form of Certificate Evidencing Common Stock (Filed herewith)

 4.2 Amended Letter Agreement dated October 6, 1992, by and between Communications Central, Inc., U.S. Long Distance Corp. and U.S. Long Distance, Inc. (Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-3, SEC File No. 33-71228, dated November 23,
          1993) as amended by Letter Agreement dated January 11, 1995 (Exhibit
          4.7 to September 30, 1995, Form 10-K) and as amended by Letter Agreement dated August 21, 1996 (Exhibit 4.2 to September 30, 1996, Form 10-K)

 4.3 Agreement dated March 23, 1993 by and between Paytel Northwest, Inc., U.S. Long Distance Corp. and U.S. Long Distance, Inc., as amended by Agreement dated August 23, 1995 (Exhibit 4.8 to September 30, 1995, Form 10-K) and as amended by Addendum No. 3 to Telecommunications Services Agreement dated February 22, 1996 (Exhibit 4.3 to September 30, 1996, Form 10-K)

 4.4 Rights Agreement by and between the Company and U.S. Trust Company of Texas, N.A. dated April 12, 1996 (Exhibit 4.1 to Form 8-K filed
          April 17, 1996), as amended by Amendment No. 1 to Rights Agreement dated as of September 17, 1997 (Exhibit 4.1 to Form 8-K filed September 23, 1997)

10.1 Amended and Restated Employment Agreement, dated August 1, 1997, by and between the Company and Larry M. James (Filed herewith)

10.2 Amended and Restated Employment Agreement, dated August 1, 1997, by and between the Company and W. Audie Long (Filed herewith)

10.3 Employment Agreement and Agreement Regarding Vesting of Stock Options, both dated January 1, 1997, by and between the Company and Phillip J. Storin (Filed herewith)

10.4 Form of letter agreement and Agreement Regarding Vesting of Stock Options, both dated January 1, 1997, by and between the Company and David S. Horne, Stan G. Masters and James S. Speirs, amending employment agreements by and between the Company and each of such individuals on January 1, 1997 (Filed herewith)

10.5 Form of Employment Agreement by and between the Company and its Vice Presidents (Exhibit 10.4 to September 30, 1993, Form 10-K)

10.6 1990 Employee Stock Option Plan, as amended (Exhibit 10.5 to September 30, 1996, Form 10-K)

10.7 Form of Option Agreement by and between the Company and its Employees, Under the Employee Stock Option Plan (Exhibit 10.8 to September 30, 1992, Form 10-K)

10.8 Form of Stock Option Agreement by and between the Company and Directors, Key Employees and Advisors (Filed herewith)

10.9 Form of Discretionary Option Agreement by and between the Company and Non-Employee Directors (Filed herewith)

10.10 Amended and Restated Loan and Security Agreement dated May 22, 1991, by and between Zero Plus Dialing, Inc. (currently Billing Information Concepts, Inc.), U.S. Long Distance Corp. and U.S. Long Distance,
          Inc. and Bell Atlantic TriCon Leasing Corporation ("Bell Atlantic") (currently FINOVA Capital Corporation) (Exhibit 10.10 to September 30, 1991, Form 10-K) and related Revolving Credit Note dated May 24, 1991, Term Note dated June 1992, Corporate Guaranties dated May 24, 1991, and First Amendment and Joinder to Amended and Restated Loan and Security Agreement dated December 17, 1992 (Exhibit 10.9 to
          September 30, 1992, Form 10-K)

10.11 Second Amendment to Amended and Restated Loan and Security Agreement dated April 2, 1993 by and between Zero Plus Dialing, Inc. (currently Billing Information Concepts, Inc.), U.S. Long Distance Corp., U.S. Long Distance, Inc., U.S. Billing, Inc. and Bell Atlantic (currently FINOVA Capital Corporation) (Exhibit 10.11 to September 30, 1993, Form 10-K)

10.12 Third Amendment to Amended and Restated Loan and Security Agreement dated October 1, 1993 by and between Zero Plus Dialing, Inc. (currently Billing Information Concepts, Inc.), U.S. Long Distance Corp., U.S. Long Distance, Inc., U.S. Billing, Inc. and Bell Atlantic (currently FINOVA Capital Corporation) (Exhibit 10.12 to September 30, 1993, Form 10-K)

10.13 Fourth Amendment to Amended and Restated Loan and Security Agreement dated October 1, 1993 by and between Zero Plus Dialing, Inc. (currently Billing Information Concepts, Inc.), U.S. Long Distance Corp., U.S. Long Distance, Inc., U.S. Billing, Inc. and Bell Atlantic (currently FINOVA Capital Corporation) (Exhibit 10.13 to September 30, 1993, Form 10-K)

10.14 Fifth Amendment to Amended and Restated Loan and Security Agreement dated November 16, 1993 by and between Zero Plus Dialing, Inc. (currently Billing Information Concepts, Inc.), U.S. Long Distance Corp., U.S. Long Distance, Inc., U.S. Billing, Inc., USLD Acquisition Corp. d/b/a Telecom West, Inc., STS Telecommunications, Inc. and Bell Atlantic (currently FINOVA Capital Corporation) (Exhibit 10.14 to September 30, 1993, Form 10-K)

10.15 Sixth Amendment to Amended and Restated Loan and Security Agreement dated December 7, 1993 by and between Zero Plus Dialing, Inc. (currently Billing Information Concepts, Inc.), U.S. Long Distance Corp., U.S. Long Distance, Inc., U.S. Billing, Inc., USLD Acquisition Corp., STS Telecommunications, Inc. and Bell Atlantic (currently FINOVA Capital Corporation) (Exhibit 10.36 to September 30, 1994, Form 10-K)

10.16 Seventh Amendment to Amended and Restated Loan and Security Agreement dated March 17, 1994 by and between Zero Plus Dialing, Inc. (currently Billing Information Concepts, Inc.), U.S. Long Distance Corp., U.S. Long Distance, Inc., U.S. Billing, Inc., USLD Acquisition Corp., California Acquisition Corp., Telecom Acquisition Corp., STS Telecommunications, Inc., Enhanced Services Billing, Inc. and Bell Atlantic (currently FINOVA Capital Corporation) (Exhibit 10.37 to September 30, 1994, Form 10-K)

10.17 Letter Agreement dated December 2, 1993 by and between Bell Atlantic (currently FINOVA Capital Corporation) and U.S. Long Distance Corp. (Exhibit 10.15 to September 30, 1993, Form 10-K)

10.18 Office Lease Agreement entered into on March 14, 1997, and effective April 1, 1997, by and between U.S. Long Distance, Inc. and Nowlin Partners (Exhibit 10.38 to Form 10-Q for the Quarterly Period Ended March 31, 1997)

10.19 Agreement of Lease dated September 1, 1992, by and between U.S. Long Distance, Inc. and Multi-Employer Property Trust (Exhibit 10.13 to September 30, 1992, Form 10-K), as amended by Modification and Ratification of Lease dated as of September 1, 1997 (Filed herewith)

10.20 Loan and Security Agreement dated July 25, 1991, by and between Buyer Acquisition Corporation (NTX) and Bell Atlantic (currently FINOVA Capital Corporation) (Exhibit 10.13 to September 30, 1991, Form 10-K) and related Revolving Credit Note, Term Note, Subordination Agreement and Corporation Guaranties dated July 25, 1991 (Exhibit 10.14 to September 30, 1992, Form 10-K)

10.21 Loan and Security Agreement Nos. 2882, 2883, 2884 and 2885 by and between U.S. Long Distance Corp. and Charter Financial, Inc. dated August 29, 1996 (Exhibit 10.20 to September 30, 1996, Form 10-K)

10.22 WCMA and Term WCMA Loan and Security Agreement No. 9608340801 by and between U.S. Long Distance, Inc. and Merrill Lynch Business Financial Services Inc. ("Merrill Lynch"), dated as of August 23, 1996, as amended by letter agreement dated November 5, 1996, and Term WCMA Note, dated August 23, 1996, made by U.S. Long Distance, Inc. and payable to Merrill Lynch (Exhibit 10.21 to September 30, 1996,
          Form 10-K), as amended by letter agreement dated October 13, 1997 (Filed herewith)

10.23 Operator Services Agreement by and between the Company and G-Five Corp., dated September 16, 1993 (Exhibit 10.33 to September 30, 1993, Form 10-K), as amended by Amendment to Operator Services Agreement dated August 31, 1995 (Exhibit 10.22 to September 30, 1996,
          Form 10-K)

10.24 1993 Non-Employee Director Plan of U.S. Long Distance Corp., as amended (Filed herewith)

10.25 Form of Director Option Agreement by and between the Company and Non-Employee Directors (Exhibit 10.24 to September 30, 1996, Form 10-K)

10.26 Form of Director Fee Option Agreement by and between the Company and Non-Employee Directors (Exhibit 10.25 to September 30, 1996,
          Form 10-K)

10.27 U.S. Long Distance Corp. Executive Qualified Disability Plan (Exhibit 10.42 to September 30, 1994, Form 10-K)

10.28 U.S. Long Distance Corp. Executive Compensation Deferral Plan, Restated Effective December 12, 1995 (Exhibit 10.27 to September 30, 1996, Form 10-K)

10.29 U.S. Long Distance Corp. Director Compensation Deferral Plan, Restated Effective December 19, 1995 (Exhibit 10.28 to September 30, 1997, Form 10-K)

10.30 U.S. Long Distance Corp. Employee Stock Purchase Plan (Exhibit 10.44 to September 30, 1995, Form 10-K)

10.31 U.S. Long Distance Corp. Restricted Stock Plan (Exhibit 10.45 to September 30, 1995, Form 10-K), as amended by First Amendment dated July 2, 1996 and Second Amendment dated July 14, 1997 (Filed herewith)

10.32 Merrill Lynch Special Prototype Defined Contribution Plan and Adoption Agreement for Merrill Lynch Special Prototype Defined Contribution Plan (401(k) Plan) (Exhibit 10.31 to September 30, 1996, Form 10-K)

10.33 Distribution Agreement dated as of July 10, 1996 between the Company and Billing Information Concepts Corp. (Exhibit 10.1 to Form 8-K filed August 2, 1996)

10.34 Benefit Plans and Employment Matters Allocation Agreement dated as of July 10, 1996 between the Company and Billing Information Concepts Corp. (Exhibit 10.2 to Form 8-K filed August 2, 1996)

10.35 Tax Sharing Agreement dated as of July 10, 1996 between the Company and Billing Information Concepts Corp. (Exhibit 10.3 to Form 8-K filed August 2, 1996)

10.36 Transitional Services and Sublease Agreement dated as of July 10, 1996 between the Company and Billing Information Concepts Corp. (Exhibit 10.4 to Form 8-K filed August 2, 1996)

10.37 Zero Plus-Zero Minus Billing and Information Management Services Agreement dated as of July 10, 1996 between the Company and Billing Information Concepts Corp. (Exhibit 10.5 to Form 8-K filed August 2,
          1996)

10.38 Telecommunications Agreement dated as of July 10, 1996 between the Company and Billing Information Concepts Corp. (Exhibit 10.6 to Form 8-K filed August 2, 1996)

10.39 Agreement and Plan of Merger dated September 17, 1997 between the Company and LCI International, Inc. (Exhibit 2.1 to Form 8-K filed September 23, 1997)

11.1      Statement regarding computation of per share earnings (Filed herewith)

21.1      Subsidiaries of the Company (Filed herewith)

23.1      Consent of Arthur Andersen LLP (Filed herewith)

27.1      Financial Data Schedule (Filed herewith)

     (b)  REPORTS ON FORM 8-K

     The Company filed a Report on Form 8-K on September 23, 1997, relating to (i) an amendment to the Company's Restated Certificate of Incorporation to change its name to USLD Communications Corp. and (ii) execution of the September 17, 1997 Agreement and Plan of Merger with LCI International, Inc. and a wholly-owned subsidiary of LCI International, Inc.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                USLD COMMUNICATIONS CORP.


                                By: /s/ LARRY M. JAMES
                                    ----------------------------------------
                                      Larry M. James
                                      CHAIRMAN OF THE BOARD,
                                      PRESIDENT AND
                                      CHIEF EXECUTIVE OFFICER

Date: December 15, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of December, 1997.

         SIGNATURE                              TITLE
         ---------                              -----

   /s/  LARRY M. JAMES                   Chairman of the Board,
---------------------------       President and Chief Executive Officer
       Larry M. James                  (Principal Executive Officer)


  /s/  PHILLIP J. STORIN      Senior Vice President and Chief Financial Officer
---------------------------            (Principal Financial Officer)
    Phillip J. Storin


  /s/  PATRICK M. AELVOET         Vice President and Chief Accounting Officer
---------------------------              (Principal Accounting Officer)
     Patrick M. Aelvoet


   /s/  CHARLES E. AMATO                            Director
---------------------------
    Charles E. Amato


   /s/  GARY D. BECKER                              Director
---------------------------
      Gary D. Becker


   /s/  L. LOWRY MAYS                               Director
---------------------------
     L. Lowry Mays


 /s/  F. GARDNER PARKER                             Director
---------------------------
   F. Gardner Parker